Form 10-Q
period 1996-09-30
ASTOR HOLDINGS II INC
filed 1996-11-18
CIK 1027181

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended September 30, 1996

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Transition Period from_________________to_________________


Commission file number 333-14913-01


                             ASTOR HOLDINGS II, INC.
                (Exact Name of Registrant as Specified in its Charter)


 DELAWARE                                            25-1766332
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      identification number)

 8521 SIX FORKS ROAD, RALEIGH, NORTH CAROLINA        27615
                                                     (Zip code)
 (Address of principal executive offices)

                                    (919) 846-8011

                 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes      No  X

              APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Shares of Common Stock outstanding as of November 14, 1996: 1,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                                                           Astor Holdings II, Inc.
                                            Unaudited Consolidated Condensed Statements of Income
                                                               (in thousands)


                                                                      Second Quarter Ended                   Six Months Ended
                                                                         September 30,                         September 30,
                                                                  ---------------------------           ---------------------------
                                                                    1996               1995               1996             1995(1)
                                                                    ----               ----               ----             -------
 Sales                                                            $ 44,604           $ 37,365           $ 87,827           $ 54,195
 Cost of sales                                                      34,418             29,605             67,736             44,189
                                                                  --------           --------           --------           --------
 Gross profit before depreciation                                   10,186              7,760             20,091             10,006
 Selling, general and administrative
   expenses                                                          4,577              3,705              9,010              5,024
                                                                  --------           --------           --------           --------
 Operating profit before interest,
   depreciation, amortization, taxes,
   extraordinary items                                               5,609              4,055             11,081              4,982
 Income (loss) from investment in
   Rheochem                                                            225                (65)               441                (65)
                                                                  --------           --------           --------           --------
 EBITDA                                                              5,834              3,990             11,522              4,917
 Depreciation and amortization                                       1,792              1,690              3,345              2,243
 Interest expense                                                    1,607              1,464              3,276              1,837
 Reorganization expense                                                                                                         856
                                                                  --------           --------           --------           --------
 Income (loss) before taxes and
   extraordinary items                                               2,435                836              4,901                (19)
 Provision for income taxes                                         (1,242)               566               (190)               566
                                                                  --------           --------           --------           --------
 Income (loss) before extraordinary items
                                                                     3,677                270              5,091               (585)
 Extraordinary item - gain on cancellation
   of debt                                                                                                                   44,933
                                                                  --------           --------           --------           --------
 Net income                                                       $  3,677           $    270           $  5,091           $ 44,348
                                                                  --------           --------           --------           --------



(1) Astor Holdings II's consolidated income for the six month period ended September 30, 1995 includes the results of operations of Associated British Industries Limited ("ABI") for the approximately three months following the ABI acquisition on June 28, 1995.


The accompanying notes are an integral part of these consolidated condensed financial statements.

                               Astor Holdings II, Inc.
                        Consolidated Condensed Balance Sheets
                                    (in thousands)

                                               (Unaudited)
                                               September 30,   March 31,
                                                  1996           1996
                                               -------------------------
Assets
Current assets:
 Cash and cash equivalents                      $ 1,765           $ 1,157
 Accounts receivable (net of allowance
  for doubtful accounts of $725 and $726,
  respectively)                                  23,645            23,811
 Receivable from Rheochem Technologies, Inc.        635               566
 Inventory                                       21,836            18,586
 Prepaid expenses                                 1,862             1,755
 Other current assets                             2,362             1,604
                                               --------------------------
Total current assets                             52,105            47,479

Property, plant and equipment:
 Land and improvements                            7,633             7,442
 Buildings and improvements                       7,098             7,078
 Machinery and equipment                         42,292            40,896
                                               --------------------------
Total cost                                       57,023            55,416
 Less accumulated depreciation                   (6,059)           (4,461)
                                               --------------------------
Property, plant and equipment - net              50,964            50,955

Investment in Rheochem Technologies, Inc.         4,392             4,040

Goodwill                                         29,181            29,940

Other intangible assets                           6,161             6,572

Deferred tax asset                                4,692             3,920
                                               --------------------------
Total assets                                   $147,495          $142,906
                                               --------------------------

Liabilities and Shareholder's Equity
Current liabilities:
 Accounts payable                              $ 16,309          $ 16,271
 Accrued interest payable                           522               816
 Accrued expenses                                 8,087             5,770
 Current portion of long-term debt                5,361             4,747
                                               --------------------------
Total current liabilities                        30,279            27,604

Long-term debt                                   62,846            66,070

Due to affiliated company                         5,263             5,436

Deferred income taxes                             4,856             4,782

Other long-term liabilities                       2,472             2,657

Shareholder's Equity:
 Common stock:
 Par value $.01 per share; authorized 10,000
  shares issued and outstanding, 1,000 shares
 Additional paid-in capital                      36,671            36,671
 Reinvested earnings - net of transfer of
  $23,864 accumulated deficit as a result of
  the March 31, 1996 quasi-reorganization         5,091              --
 Foreign currency translation adjustment             17              (314)
                                               --------------------------
Total stockholder's equity                       41,779            36,357
                                               --------------------------
Total liabilities and stockholder's equity     $147,495          $142,906
                                               --------------------------


The accompanying notes are an integral part of these consolidated condensed financial statements.

                              Astor Holdings II, INC.
              Unaudited Consolidated Condensed Statements of Cash Flows
                                  (in thousands)



                                                 Six months ended September 30,
                                                       1996           1995
                                                 ------------------------------
OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . .   $5,091         $44,348
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization. . . . . . . . . .    3,345           2,243
   Income from debt cancellation. . . . . . . . . .        -         (44,933)
   Equity income in Rheochem Technologies, Inc. . .     (441)             65
   Changes in operating assets and liabilities
    (net of business acquired on June 28, 1995)
   Cash escrow. . . . . . . . . . . . . . . . . . .        -             102
   Accounts receivable. . . . . . . . . . . . . . .      243          (2,793)
   Receivable from Rheochem Technologies, Inc.. . .      (69)            (39)
   Inventory. . . . . . . . . . . . . . . . . . . .   (3,177)         (2,597)
   Prepaid and other current assets . . . . . . . .     (866)          1,484
   Deposits . . . . . . . . . . . . . . . . . . . .        -              51
   Restricted Cash. . . . . . . . . . . . . . . . .        -             175
   Accounts payable . . . . . . . . . . . . . . . .       49            (114)
   Accrued reorganization costs . . . . . . . . . .        -            (466)
   Deferred taxes - net . . . . . . . . . . . . . .     (698)            128
   Other long-term liabilities. . . . . . . . . . .     (185)            561
   Accrued interest payable . . . . . . . . . . . .     (294)            178
   Accrued expenses . . . . . . . . . . . . . . . .    2,317           6,516
                                                      ------          ------
Net cash provided by operating activities              5,315           4,909

INVESTING ACTIVITIES
Additions to property, plant and equipment. . . . .   (2,094)         (1,786)
Acquisition of business . . . . . . . . . . . . . .        -         (66,777)
                                                      ------          ------
Net cash used in investing activities . . . . . . .   (2,094)         68,563

FINANCING ACTIVITIES
Capital lease payments. . . . . . . . . . . . . . .        -             (18)
Proceeds from long-term debt, net of fees . . . . .        -          60,986
Payment of long-term debt . . . . . . . . . . . . .   (2,610)         (4,256)
Issuance of stock, net of fees. . . . . . . . . . .        -          30,377
Payment of PCDR inventory financing . . . . . . . .        -          (3,600)
Payment of debtor in possession financing . . . . .        -          (3,500)
Payment of bridge loan payable. . . . . . . . . . .        -          (5,000)
Payment of pre-petition liabilities . . . . . . . .        -          (8,827)
Decrease in due to affiliated company . . . . . . .     (172)           (316)
                                                      ------          ------
Net cash (used in) provided by financing
 activities . . . . . . . . . . . . . . . . . . . .   (2,782)         65,846
                                                      ------          ------

Effect of Exchange Rate Changes on Cash . . . . . .      169            (502)

Net increase in cash and cash equivalents . . . . .      608           1,690
Cash and cash equivalents at beginning of period. .    1,157             719
                                                      ------          ------
Cash and cash equivalents at end of period. . . . .   $1,765          $2,409
                                                      ------          ------


The accompanying notes are an integral part of these consolidated condensed financial statements.

                                 Astor Holdings II, Inc.
             Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 - Basis of Presentation

    The accompanying financial statements of Astor Holdings II, Inc. (together with its subsidiaries, "Astor Holdings II" or the "Company") are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended March 31, 1996. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results for the interim period have been included. The interim results reflected in the unaudited financial statements are not necessarily indicative of expected results for the full year.

    EBITDA represents earnings before interest expense, income tax expense, depreciation and amortization expense, extraordinary items and non-recurring items. Information concerning EBITDA is included as it is used by certain investors as a measure of a company's ability to service its debt. EBITDA should not be used as an alternative to, or be construed as more meaningful than, operating income or cash flows or as an indicator of the operating performance or liquidity of Astor Holdings II.

Note 2 - Inventory

                                                 September 30       March 31
Inventory consists of the following:                 1996             1996
                                                     ----             ----

Raw Materials                                            8,671          7,428
Work-in-progress                                         5,201          4,762
Finished goods                                           8,304          6,767
Allowance for inventory obsolescence                      (340)          (371)
                                                 ----------------------------
                                                        21,836         18,586
                                                 ----------------------------
                                                 ----------------------------


Note 3 -- Income Taxes

     Income tax expense recorded for the six month period ended September 30, 1995 is greater than the amount computed by applying the U.S. federal income tax rate to income before taxes and extraordinary item as a result of taxes being provided on the income of a subsidiary of the Company which was not part of the consolidated federal tax return for the quarter ended September 30, 1995. Income tax expense recorded for the six month period ended September 30, 1996 is less than the amount computed by applying the U.S. federal income tax rate to income before taxes and extraordinary item due primarily to the elimination of a valuation allowance related to the Company's deferred tax assets.

Note 4 - Commitments and Contigencies

    As is prevalent in the refining industry, Astor Holdings II's operating subsidiary, Astor Corporation, has environmental issues that it is addressing. The United States Refining Division has issues related to the remediation of contaminated soils and ground water. Quaker State Corporation
(QSC) is responsible for the vast majority of the costs associated with the issues. Astor Corporation's potential liability is limited to sharing fifty percent of the first $5,500,000 of non-ground water remediation with QSC. Astor Corporation will pay for its share of the above costs by issuing subordinated 9% notes payable to QSC, which will be due December 31, 2008.
As of September 30, 1996, Astor Corporation has issued environmental notes to Quaker State in the amount of $160,079 for shared costs. The future cost to Astor Corporation for non-ground water remediation, if any, is not known at this time.

    The United States Blending Division has environmental issues related to contamination at its Titusville, Pa. facility. Under the terms of the L1,450,988 of 8% subordinated debt issued to ABI's former shareholders by Astor Holdings II's parent corporation, Astor Holdings, Inc. (the "Parent"), the Parent is entitled to set-off costs in excess of $350,000 relating to this site against the principal and interest otherwise payable, so long as the Parent notifies the shareholders by June 28, 1999 of the existence of a condition that could give rise to a set-off claim. Astor Holdings II believes it has provided for probable losses with respect to these issues and does not anticipate a material impact on future operating results.

Note 5 - Subsequent Event

    On October 8, 1996 the Company completed the acquisition of Adco Technologies, Inc. ("ADCO"), a Michigan based manufacturer and marketer of specialty adhesives and sealants for $54.4 million. The acquisition was financed through the private placement of $110 million of 10.5% Senior Subordinated Notes maturing October 15, 2006 (the "Notes"). The remaining net proceeds from the Notes were used to repay outstanding indebtedness under the Union Bank of Switzerland ("UBS") Credit Facility and expenses. The Company also entered into a Senior Credit Agreement with The Chase Manhattan Bank providing for a six-year term loan denominated in sterling in an amount equivalent to $20.0 million and a six-year revolving credit facility of $30.0 million.

    On October 25, 1996 the Company filed with the Securities and Exchange Commission a registration statement relating to $110 million of 10.5% Series B Senior Subordinated Notes Due 2006 of Astor Corporation which are to be exchanged for the like amount of privately placed 10.5% Senior Subordinated Notes Due 2006 of Astor Corporation issued on October 8, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE SIX MONTHS ENDED SEPTEMBER 30, 1996 WITH THE SIX MONTHS ENDED SEPTEMBER 30, 1995


    SALES. Sales of Astor Holdings II, Inc. (together with its subsidiaries, "Astor Holdings II" or the "Company") increased by $33.6 million from $54.2 million for the six months ended September 30, 1995 to $87.8 million for the six months ended September 1996. Of this sales increase, $26.1 million is related to the acquisition of ABI on June 28, 1995. Excluding the impact of ABI, sales increased $7.5 million or 23% as a result of: (i) higher volume sales due to the capacity improvements achieved from the capital spending program completed in January 1996; (ii) higher specialty wax prices realized in the U.S.; (iii) a more focused marketing effort provided by the addition of ABI's sales force; and (iv) a shift in sales from lower priced applications to higher value applications.

    GROSS PROFIT. Gross profit increased by $10.1 million from $10.0 million for the six months ended September 1995 to $20.1 million for the six months ended September 30, 1996, with $8.0 million of the increase attributable to the acquisition of ABI. Gross profit as a percentage of sales increased from 18.5% for the six months ended September 30, 1995 to 22.9% for the six months ended September 30, 1996 as a result of the acquisition and improved margins in the Company's business. Excluding the effect of the acquisition of ABI, gross profit as a percentage of sales improved from 13.1% for the six months ended September 30, 1995 to 16.0% for the six months ended September 30, 1996 principally as a result of the reasons discussed above.

    SELLING, GENERAL AND ADMINISTATIVE EXPENSES. Selling, general and administrative expenses increased by $4.0 million from $5.0 million for the six months ended September 1995 to $9.0 million for the six months ended September 1996. Selling, general and administrative expenses as a percentage of sales increased from 9.3% to 10.3%. The increase was primarily associated with the expansion of the business as a result of the acquisition of ABI. The $4.0 million increase is comprised of (i) $1.3 million of additional selling related costs associated with ABI product sales, (ii) $1.8 million of administrative costs associated with the acquired ABI businesses and (iii) $0.9 million associated with planned staff increases to support the new larger company and the Company's growth strategy.

    INCOME FROM RHEOCHEM. The Company's share of equity earnings form Rheochem was $0.4 million for the six months period ended September 1996 compared to a $0.1 million loss from Rheochem for the six months ended September 30, 1995. The Company acquired its interest in Rheochem on June 28, 1995 with the acquistion of ABI.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $1.1 million from $2.2 million for the six months ended September 30, 1995 to $3.3 million for the six months ended September 30, 1996 primarily due to the acquisition of ABI.

    INTEREST EXPENSE, NET. Interest expense, net, increased by $1.5 million from $1.8 million for the six months ended September 30, 1995 to $3.3 million for the six months ended September 30, 1996. This increase was primarily due to the increased debt incurred in connection with the acquisition of ABI.

    NONRECURRING EXPENSES. The $0.9 million of reorganization expenses for the six months ended September 1995 were attributable to professional fees associated with the emergence from bankruptcy of the Company's operating subsidiary, Astor Corporation. No costs related to the acquisition of ABI or Astor Corporation's emergence from bankruptcy occurred in the 1996 period or are expected in the future.

    EXTRAORDINARY ITEM - GAIN ON CANCELLATION OF DEBT. An extraordinary item resulting from the gain on cancellation of debt of $44.9 million was recorded in the six months ended September 1995 reflecting the discharge of pre-bankruptcy petition indebtedness of Astor Corporation.

    NET INCOME BEFORE EXTRAORDINARY ITEMS. As a result of the factors discussed above, the acquisition of ABI and improved performance of the Company's business, net income before extraordinary items for the six months ended Spetember 30, 1996 was $5.1 million while the six months period ended September 30, 1995 showed a $0.6 million net loss before extraordinary items.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the six months ended September 30, 1996 was $5.3 million compared to $4.9 million for the six months ended September 30, 1995. The $5.3 million of net cash provided in the six months ended September 30, 1996 was primarily due to cash flow from operating profits of $7.3 million offsetting a $2.0 million use of cash from working capital, resulting from an increase in inventories due to higher sales. The $4.9 million source of cash provided for the six months ended September 30, 1995 was primarily due to $1.7 million of cash flow from operating profits and a $3.2 million source of cash from working capital, resulting from an increase in accrued expenses which offset increased inventories and accounts receivable due to higher sales.

     Cash used in investing activities for the six months ended September 30, 1996 and 1995 was $2.1 million and $68.6 million, respectively. The use of cash for the six months ended September 1996 was primarily due to capital expenditures. The use of cash for the six months ended September 30, 1995 was due to the ABI acquisition costs of $66.8 million and capital expenditures of $1.8 million. The Company expects that capital expenditure requirements will be approximately $3.4 million for fiscal year 1997 and approximately $0.6 million for the ADCO operations following the ADCO acquisition, resulting in total capital expenditures of $4.0 million for fiscal 1997. Astor expects to fund future capital expenditures primarily from cash generated from operating activities, except that Astor purchased ADCO with proceeds from the Notes Offering and the Senior Bank Facility (as described below).

     Cash used for financing activities for the six months ended September 1996 was $2.8 million due to debt repayments of an outstanding term loan of $2.0 million and a $0.6 million reduction in the Company's revolving Loan borrowings. Cash provided by financing activities of $65.8 million for the six months ended September 30, 1995 was due to (i) proceeds from the long-term debt issuance of $60.9 million, net of fees, (ii) $30.4 million from the issuance of stock and warrants, net of fees, and (iii) the repayment of $25.4 million of existing debt and settlement of bankruptcy claims.

     On October 8, 1996 the Company completed the acquisition of Adco Technologies, Inc. ("ADCO"), a Michigan based manufacturer and marketer of specialty adhesives and sealants for $54.4 million. The acquisition was financed through the private placement of $110 million of 10.5% Senior Subordinated Notes maturing October 15, 2006 (the "Notes"). The remaining net proceeds from the Notes were used to repay outstanding indebtedness under the Union Bank of Switzerland ("UBS") Credit Facility and expenses. The Company also entered into a Senior Credit Agreement with The Chase Manhattan Bank providing for a six-year term loan denominated in sterling in an amount equivalent to $20.0 million and a six-year revolving credit facility of $30.0 million.

     The Company's primary capital requirements consist of debt service and capital expenditures. The required debt amortization payments under the New Senior Bank Facility for the next five fiscal years are: (i) no amortization payments in fiscal year 1997, (ii) $1.4 million in fiscal year 1998, (iii) $1.8 million in fiscal year 1999, (iv) $3.0 million in fiscal year 2000 and
(v) $4.5 million in fiscal year 2001. The Bank Term Loan and Revolving Credit Facility borrowings under the Senior Bank Facility bear interest at the election of the Company at an interest rate determined either by Chase Manhattan Bank's prime lending rate plus an initial margin of 1.25% or the eurodollar rate specified in the Senior Bank Facility plus an initial margin of 2.5%. The Senior Bank Facility and the Notes impose various restrictions and covenants on the Company, including, among other things, financial covenants relating to the maintenance of minimum fixed charge coverage ratios and interest coverage ratios as well as restrictions on indebtedness, guarantees, acquisitions, capital expenditures, investments, loans, liens, dividends and other restricted payments and asset sales. The Company estimates that approximately $3.5 million is required annually for maintenance and improvements of its facilities. The Company's principal source of cash to fund these capital requirements is cash generated from operating activities.

     SEASONALITY. Based on the historical performances of Astor Corporation and ADCO, management expects the Company's future performance to display seasonal fluctuations, with the first fiscal quarter being the strongest quarter and the third fiscal quarter being the weakest.

     FOREIGN EXCHANGE EXPOSURE. The functional currency for the majority of the Company's foreign operations is the applicable local currency. The bulk of the Company's foreign sales, raw materials, expenses, assets, and liabilities (including bank debt) are denominated in the local currency, providing for a natural hedge for currency exposure. For a small portion of foreign sales transactions, the Company uses forward foreign exchange contracts to mitigate exposure. The translation from the applicable foreign currency to U.S.
dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Translation adjustments resulting from such translation were $0.3 million at March 31, 1996.

FORWARD LOOKING STATEMENTS.

     The foregoing "Management's Discussion and Analysis of Financial
Condition and Results of Operations" contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding future capital expenditures and the source of funding for future capital expenditures; statements regarding the Company's primary capital requirements; statements regarding the Company's required debt amortization payments under the Senior Bank Facility; statements regarding the amounts required annually for maintenance and improvements of the Company's facilities and the source of cash to fund such capital requirements; and statements regarding seasonal fluctuations in the Company's future performance. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including without limitation, the following: growth in the business, as a result of acquisitions or internal growth, affecting future capital expenditures; technological change in equipment used in developing and manufacturing the Company's products; damage, destruction or other casualty loss with respect to the Company's fixed plant or equipment; insufficient cash flow from operations to fund anticipated capital expenditures and scheduled debt payments; changes in the Company's debt and capital structure, including amendments to the Senior Bank Facility; and shifts in product mix changing the effect of seasonality on the Company's future performance. Results actually achieved thus may differ materially from expected results included in these and other forward looking statements.

                             PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    The Company has been named as a defendant, along with 92 other companies, in a class action lawsuit in Texas. The suit alleges personal injury, death and other damages arising out of the plaintiffs' exposure to a variety of building materials and other products while working at the Corpus Christi Army Depot. The plaintiffs, who are seeking approximately $500 million in damages, appear to have named as defendants the manufacturers of every substance known to have been used over an extended period at the Army Depot. The Company product involved appears to be a sealant used in the installation and repair of commercial roofing. The Company's insurance carrier is currently defending this action on behalf of the Company. While the case is still in the early stages of discovery, according to the insurer, no evidence has been produced to date linking the Company sealants to any of the plaintiffs' claims.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)  Exhibits.

              27.  Financial Data Schedule.

         (b)  Reports on Form 8-K.

              There were no reports filed on Form 8-K during the three months ended September 30, 1996.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



 Dated:  November 14, 1996                   ASTOR HOLDINGS II, INC.

                                             By:  /s/ Boyd D. Wainscott
                                                ------------------------------
                                                  Boyd D. Wainscott
                                                  Chief Executive Officer


 Dated:  November 14, 1996                   By:  /s/ John F. Gottshall
                                                ------------------------------
                                                  John F. Gottshall
                                                  Chief Financial Officer