Form 10-Q
period 1996-12-31
ASTOR HOLDINGS II INC
filed 1997-02-11
CIK 1027181

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended December 31, 1996

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from                to
                                      --------------    ----------------

Commission file number 333-14913-01

                             ASTOR HOLDINGS II, INC.
            (Exact Name of Registrant as Specified in its Charter)

        DELAWARE                                         25-176632
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      identification number)

8521 SIX FORKS ROAD, RALEIGH, NORTH CAROLINA             27615
(Address of principal executive offices)              (Zip code)

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

                             Yes  / /  No /X/

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Shares of Common Stock outstanding as of February 11, 1997:  1,000.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                           PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                                ASTOR HOLDINGS II, INC.
                   UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    (in thousands)

                                                             Third Quarter Ended          Nine Months Ended
                                                                 December 31,                December 31,
                                                             ---------------------      ----------------------
                                                                1996        1995         1996(1)      1995(2)
                                                             ---------    --------      ---------   ----------
Sales                                                         $58,731     $39,295       $146,558     $93,490
Cost of sales                                                  46,227      31,292        113,963      75,481
                                                             ---------    --------      ---------   ----------
Gross profit before depreciation                               12,504       8,003         32,595      18,009
Selling, general and administrative
   expenses                                                     6,524       3,788         15,093       8,877
                                                             ---------    --------      ---------   ----------
Operating profit before interest,
   depreciation, amortization, taxes and extraordinary
   items                                                        5,980       4,215         17,502       9,132
Other income                                                      164           0            164           0
                                                             ---------    --------      ---------   ----------
EBITDA                                                          6,144       4,215         17,666       9,132
Depreciation and amortization                                   2,219       1,714          5,564       3,957
Interest expense                                                3,363       1,824          6,639       3,661
Reorganization expense                                              0           0              0         856
                                                             ---------    --------      ---------   ----------
Income before taxes and extraordinary items                       562         677          5,463         658
Provision for income taxes                                        271         479             81       1,045
                                                             ---------    --------      ---------   ----------
Income (loss) before extraordinary item                           291         198          5,382        (387)
Extraordinary item - gain on cancellation of debt                   0           0              0      44,933
Extraordinary item - loss on early extinguishment of debt      (3,783)          0         (3,783)          0
   (net of tax benefit of $1,963)                            ---------    --------      ---------   ----------
Net (loss) income                                             $(3,492)       $198         $1,599     $44,546
                                                             ---------    --------      ---------   ----------
                                                             ---------    --------      ---------   ----------


(1) Astor Holdings II, Inc.'s consolidated income for the nine months period ended December 31, 1996 includes the results of operations of Adco Technologies Inc. ("ADCO") for the approximately three months following the ADCO acquisition on October 8, 1996.

(2) Astor Holdings II Inc.'s consolidated income for the nine months ended December 31, 1995 includes the results of operations of Associated British Industries Limited ("ABI") for the approximately six months following the ABI acquisition on June 28,1995.


The accompanying notes are an integral part of these consolidated condensed financial statements.
                                   2

                              ASTOR HOLDINGS II, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)



                                                                 (Unaudited)
                                                                 December 31,  March 31,
                                                                     1996        1996
                                                                 ----------- -----------
                             Assets
Current assets:
   Cash and cash equivalents                                        $6,926     $1,157
   Accounts receivable (net of allowance for doubtful
   accounts of $1,010 and $726, respectively)                       27,574     23,811
   Receivable from affiliates                                        1,102        566
   Inventory                                                        30,686     18,586
   Prepaid expenses and other current assets                         3,776      3,359
                                                                 ----------- -----------
Total current assets                                                70,064     47,479

Property, plant and equipment:
   Land and improvements                                             8,112      7,442
   Buildings and improvements                                       11,012      7,078
   Machinery and equipment                                          60,874     40,896
                                                                 ----------- -----------
Total cost                                                          79,998     55,416
   Less accumulated depreciation                                    (7,702)    (4,461)
                                                                 ----------- -----------
Property, plant and equipment, net                                  72,296     50,955
Investment in affiliate                                              4,181      4,040
Goodwill                                                            61,328     29,940
Other intangible assets                                             10,676      6,572
Deferred tax asset                                                   2,206      3,920
                                                                 ----------- -----------
Total assets                                                      $220,751   $142,906
                                                                 ----------- -----------
                                                                 ----------- -----------

              Liabilities and Shareholder's Equity
Current liabilities:
   Accounts payable                                                $15,939    $16,271
   Accrued interest payable                                          2,387        816
   Accrued expenses                                                 15,221      5,770
   Current portion of long-term debt                                   359      4,747
                                                                 ----------- -----------
Total current liabilities                                           33,906     27,604

Long-term debt                                                     134,205     66,070
Subordinated note due to affiliate                                   6,398      5,436
Deferred income taxes                                                5,185      4,782
Other long-term liabilities                                          3,398      2,657

Shareholder's equity:
   Common stock:
   Par value $.01 per share, authorized 10,000 shares,
    issued and outstanding 1,000 shares                                  0          0
   Additional paid-in capital                                       36,671     36,671
   Retained earnings - net of transfer of $23,864
    accumulated deficit as a result of the March 31,
    1996 quasi-reorganization                                        1,599          0
   Foreign currency translation adjustment                            (611)      (314)
                                                                 ----------- -----------
Total shareholder's equity                                          37,659     36,357
                                                                 ----------- -----------
Total liabilities and shareholder's equity                        $220,751   $142,906
                                                                 ----------- -----------
                                                                 ----------- -----------

The accompanying notes are an integral part of these consolidated condensed financial statements.
                                3

                              ASTOR HOLDINGS II, INC.
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Nine Months Ended December 31,
                                                                   1996            1995
                                                               -------------   ---------------

OPERATING ACTIVITIES:
Net income                                                        $1,599         $44,546
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                  5,564           3,957
    Income from debt cancellation                                      0         (44,933)
    Loss from early extinguishment of debt                         5,746               0
    Equity in income of affiliate                                   (433)            (65)
    Dividends received from affiliate                                107             102
    Changes in operating assets and liabilities
     (net of businesses acquired on October 8, 1996 and
     June 28, 1995)
    Cash escrow                                                        0             102
    Accounts receivable                                            4,317             (80)
    Receivable from affiliates                                      (214)            (39)
    Inventory                                                     (4,675)         (1,337)
    Prepaid and other current assets                                (284)            166
    Deposits                                                           0              51
    Accounts payable                                              (3,654)           (695)
    Accrued reorganization costs                                       0            (466)
    Deferred taxes - net                                          (2,354)            128
    Accrued interest payable                                       1,571             178
    Accrued expenses                                               6,084           4,630
    Other long-term liabilities                                     (237)            382
                                                               -------------   ---------------
Net cash provided by operating activities                         13,137           6,757

INVESTING ACTIVITIES:
Additions to property, plant and equipment                        (3,375)         (2,591)
Acquisitions of businesses                                       (55,329)        (60,831)
Restricted cash                                                        0             175
                                                               -------------   ---------------
Net cash used in investing activities                            (58,704)        (63,247)

Financing Activities:
Capital lease payments                                              (112)            (18)
Proceeds from long-term debt                                     129,450          67,787
Payment of debt issuance costs                                    (9,677)         (6,801)
Payment of long-term debt                                        (68,008)         (6,013)
Issuance of stock, net of fees                                         0          30,377
Payment of PCDR inventory financing                                    0          (3,600)
Payment of debtor in possession financing                              0          (3,500)
Payment of bridge loan payable                                         0          (5,000)
Payment of pre-petition liabilities                                    0          (8,827)
Decrease in due to affiliate                                           0          (6,230)
                                                               -------------   ---------------
Net cash provided by financing activities                         51,653          58,175

Effect of exchange rate changes on cash                             (317)           (349)

Net increase in cash and cash equivalents                          5,769           1,336
Cash and cash equivalents at beginning of period                   1,157             719
                                                               -------------   ---------------
Cash and cash equivalents at end of period                        $6,926          $2,055
                                                               -------------   ---------------
                                                               -------------   ---------------
Non-cash investing and financing activities:
   Asset acquired by incurring notes payable                          $0          $5,946



The accompanying notes are an integral part of these consolidated condensed financial statements.
                                 4

                             ASTOR HOLDINGS II, INC.
            NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying financial statements of Astor Holdings II, Inc. (together with its subsidiaries, "Astor Holdings II" or the "Company") are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended March 31, 1996. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results for the interim period have been included. The interim results reflected in the accompanying unaudited financial statements are not necessarily indicative of expected results for the full year.

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

NOTE 2 - INVENTORY
                                           December 31, 1996   March 31, 1996
Inventory consists of the following:
(In thousands)
Raw materials                                     12,701                7,428
Work-in-progress                                   5,568                4,762
Finished goods                                    13,288                6,767
Allowance for inventory obsolescence                (871)                (371)
                                                  ------               ------
                                                  30,686               18,586
                                                  ------               ------

NOTE 3 - INCOME TAXES

     Income tax expenses recorded for the quarters ended December 31, 1996 and December 31, 1995 are greater than those computed by applying the U.S. federal income tax rate to income before taxes and extraordinary items primarily due to the non-deductibility of the goodwill amortization. Income tax expense recorded for the nine month period ended December 31, 1996 is less than the amount computed by applying the U.S. federal income tax rate to income before taxes and extraordinary items primarily due to the elimination of a valuation allowance related to the Company's deferred tax assets in the quarter ended September 30, 1996. Income tax expense recorded for the nine month period ended December 31, 1995 is greater than the amount computed by applying the U.S. federal income tax rate to income before taxes and extraordinary items as a result of taxes being provided on the income of a subsidiary of the Company which was not part of the consolidated federal tax return for most of this period.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

     As is prevalent in the refining industry, Astor Holdings II's operating subsidiary, Astor Corporation, is addressing environmental issues, including issues related to the remediation of contaminated soils and ground water. Quaker State Corporation ("QSC") is responsible for the vast majority of the costs associated with issues relating to the Company's refineries. Astor Corporation's potential liability is limited to sharing fifty percent of the first $5,500,000 of non-ground water remediation with QSC. Astor Corporation will pay for its share of the above costs by issuing subordinated 9% notes payable to QSC, which will be due December 31, 2008. As of September 30, 1996, Astor Corporation has issued environmental notes to Quaker State in the amount of $160,079 for shared costs. The future cost to Astor Corporation for non-ground water remediation, if any, is not known at this time.

     Astor Corporation also has environmental issues related to contamination at its Titusville, Pennsylvania blending facility. Under the terms of the L1,450,988 of 8% subordinated debt issued to ABI's former shareholders by Astor Holdings II's parent corporation, Astor Holdings, Inc. (the "Parent"), the Parent is entitled to set-off costs in excess of $350,000 relating to this site against the principal and interest otherwise payable, so long as the Parent notifies the shareholders by June 28, 1999 of the existence of a condition that could give rise to a set-off claim. Astor Holdings II believes it has provided for probable losses with respect to these and other environmental issues and does not anticipate a material impact on future operating results.

NOTE 5 - SUMMARY FINANCIAL INFORMATION

     The following represents summarized financial information of Astor Holdings II and its wholly-owned subsidiary Astor Corporation for the nine months ended December 31, 1996 (in thousands):


                             Astor
                           Holdings II,    Astor
                             Inc.       Corporation   Eliminations  Consolidated
                           -----------  -----------   ------------  ------------
Current assets              $ 9,474      $ 71,127      $(10,537)      $ 70,064
Non current assets           33,216       148,473       (31,002)       150,687
                           -----------  -----------   ------------  ------------
Total assets                $42,690      $219,600      $(41,539)      $220,751
                           -----------  -----------   ------------  ------------
                           -----------  -----------   ------------  ------------

Current liabilities         $   (62)     $ 44,259      $(10,291)      $ 33,906
Non current liabilities       6,398       140,996         1,792        149,186
Preferred stock of
  subsidiary                     --         1,745        (1,745)            --
Stockholder's equity         36,354        32,600       (31,295)        37,659
                           -----------  -----------   ------------  ------------
Total liabilities and
  stockholder's equity      $42,690      $219,600      $(41,539)      $220,751
                           -----------  -----------   ------------  ------------
                           -----------  -----------   ------------  ------------

Sales                       $    --      $146,558      $     --       $146,558
Operating income                 (4)       12,106            --         12,102
Net income                  $    (4)     $  1,603      $     --       $  1,599


NOTE 6 - SUBSEQUENT EVENT

     On January 21, 1997 Astor Corporation commenced an offer to exchange up to $110 million of its 10 1/2% Series B Senior Subordinated Notes due 2006 for a like amount of its privately-placed 10 1/2% Senior Subordinated Notes due 2006 issued on October 8, 1996. This offer is being made upon the terms and subject to the conditions contained in a Registration Statement on Form S-4 filed with the Securities and Exchange Commission and declared effective on January 21, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1996 WITH THE THREE MONTHS ENDED DECEMBER 31, 1995


     SALES. Sales of Astor Holdings II, Inc. (together with its subsidiaries, "Astor" or the "Company") increased by $19.4 million, or 49%,from $39.3 million for the three months ended December 31, 1995 to $58.7 million for the three months ended December 31, 1996. Of this sales increase, $11.3 million is attributable to the acquisition on October 8, 1996 of Adco Technologies Inc. ("ADCO"), a Michigan based manufacturer and marketer of specialty adhesives and sealants. Excluding the impact of ADCO, sales increased $8.1 million, or 21%, as a result of: (i) higher wax volume sales due to the capacity improvements achieved from the capital spending program completed in January 1996; (ii) higher specialty wax prices realized throughout the industry in the U.S. pushed by oil price increases; (iii) a more focused marketing effort provided by the addition of Associated British Industries Limited's ("ABI") sales force following Astor's acquisition of ABI on June 28, 1995; and (iv) a product mix shift to higher priced products. ADCO's sales of adhesives and sealants were up 7% in the three months ended December 31, 1996 compared to the same period in the previous year.

     GROSS PROFIT. Gross profit increased by $4.5 million, or 56%, from $8.0 million for the three months ended December 31, 1995 to $12.5 million for the three months ended December 31, 1996 with $2.8 million of the increase attributable to ADCO subsequent to its date of acquisition. Gross profit as a percentage of sales increased from 20.4% for the three months ended December 31, 1995 to 21.3% for the three months ended December 31, 1996 primarily as a result of the ADCO acquisition. Excluding the impact of the ADCO acquisition, gross profit as a percentage of sales improved from 20.4% for the three months ended December 31, 1995 to 20.5% for the three months ended December 31, 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $2.7 million, or 72%, from $3.8 million for the three months ended December 31, 1995 to $6.5 million for the three months ended December 31, 1996. Selling, general and administrative expenses as a percentage of sales increased from 9.6% to 11.1%. Approximately $1.3 million of the increase is related to the ADCO acquisition. The remaining increase was primarily associated with the expansion of the Company's business and higher sales.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $0.5 million, or 29%, from $1.7 million for the three months ended December 31, 1995 to $2.2 million for the three months ended December 31, 1996 primarily due to the ADCO acquisition.

     INTEREST EXPENSE, NET. Interest expense, net, increased by $1.6 million, or 84%, from $1.8 million for the three months ended December 31, 1995 to $3.4 million for the three months ended December 31, 1996. During the three months ended December 31, 1996 the Company had average debt outstanding of

$140.0 million with the average interest rate during this period equal to 9.6%. This increase in interest expense, net, was primarily due to the increased debt incurred in connection with the ADCO acquisition.

     NET INCOME BEFORE EXTRAORDINARY ITEM. As a result of the factors discussed above, net income before extraordinary item increased by $0.1 million from $0.2 million for the three months ended December 31, 1995 to $0.3 million for the three months ended December 31, 1996.

     EXTRAORDINARY ITEM. The $3.8 million extraordinary loss on early extinguishment of debt in the three months ended December 31, 1996 related to the write-off of deferred financing costs as a result of the early repayment of the Union Bank of Switzerland ("UBS") Credit Facility.

COMPARISON OF THE NINE MONTHS ENDED DECEMBER 31, 1996 WITH THE NINE MONTHS ENDED DECEMBER 31, 1995

     SALES. Sales of Astor increased by $53.1 million, or 57%, from $93.5 million for the nine months ended December 31, 1995 to $146.6 million for the nine months ended December 31, 1996. Of this sales increase, $27.1 million, or 51%, is related to the ABI acquisition on June 28, 1995, and $11.3 million, or 21%, is attributable to the ADCO acquisition on October 8, 1996. The remaining increase of $14.7 million, or 28%, is due to increased sales in the base business primarily as a result of: (i) higher wax volume sales due to the capacity improvements achieved from the capital spending program completed in January 1996; (ii) higher specialty wax prices realized throughout the industry in the U.S. pushed by oil price increases; (iii) a more focused marketing effort provided by the addition of ABI's sales force; and (iv) a product mix shift to higher priced products.

     GROSS PROFIT. Gross profit increased by $14.6 million, or 81%, from $18.0 million for the nine months ended December 31, 1995 to $32.6 million for the nine months ended December 31, 1996. Approximately $8.0 million of the increase in gross profit is attributable to the ABI acquisition, and $2.8 million is attributable to ADCO subsequent to its date of acquisition. Gross profit as a percentage of sales increased from 19.3% for the nine months ended December 31, 1995 to 22.2% for the nine months ended December 31, 1996 as a result of the acquisitions and improved margins in Astor's specialty wax business. Excluding the effect of the acquisitions, gross profit as a percentage of sales improved from 13.8% for the nine months ended December 31, 1995 to 15.8% for the nine months ended December 31, 1996, principally as a result of the factors discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $6.2 million, or 70%, from $8.9 million for the nine months ended December 31, 1995 to $15.1 million for the nine months ended December 31, 1996. Selling, general and administrative expenses as a percentage of sales increased from 9.5% to 10.3%. The increase was primarily associated with the expansion of the business as a result of the acquisitions of ABI and ADCO. The $6.2 million increase is comprised of (i) $4.4 million of additional selling and administrative costs associated with the acquired ABI and ADCO businesses; (ii) $0.3 million as a result of higher sales volumes in the base Astor business; and (iii) $1.5 million associated with planned staff increases to support the new larger company and Astor's growth strategy.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $1.6 million, or 41%, from $4.0 million for the nine months ended December 31, 1995 to $5.6 million for the nine months ended December 31, 1996, primarily due to the acquisitions of ABI and ADCO.

     INTEREST EXPENSE, NET. Interest expense, net, increased by $2.9 million, or 81%, from $3.7 million for the nine months ended December 31, 1995 to $6.6 million for the nine months ended December 31, 1996. During this period the Company had average debt outstanding of $96.7 million with the average interest rate during this period equal to 9.2%. This increase in interest expense, net, was primarily due to the increased debt incurred in connection with the acquisitions of ABI and ADCO.

     REORGANIZATION EXPENSE. The $0.9 million of reorganization expense for the nine months ended December 31, 1995 was attributable to professional fees associated with the emergence of Petrowax PA Inc. (Astor Corporation's predecessor) from bankruptcy. No costs related to such reorganization occurred in the 1996 period or are expected in the future.

     NET INCOME BEFORE EXTRAORDINARY ITEMS. As a result of the factors discussed above, the acquisitions of ABI and ADCO and improved performance of Astor's business, net income before extraordinary items for the nine months ended December 31, 1996 was $5.4 million while the nine month period ended December 31, 1995 showed a $0.4 million net loss before extraordinary items.

     EXTRAORDINARY ITEMS. The $3.8 million extraordinary loss on early extinguishment of debt in the nine months ended December 31, 1996 related to the write-off of deferred financing costs as a result of the early repayment of the UBS Credit Facility. An extraordinary item resulting from the gain on cancellation of debt of $44.9 million was recorded in fiscal year 1996 reflecting the discharge of pre-bankruptcy petition indebtedness of Petrowax PA Inc., Astor Corporation's predecessor.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the nine months ended December 31, 1996 was $13.1 million compared to $6.8 million for the nine months ended December 31, 1995. The $13.1 million of net cash provided in the nine months ended December 31, 1996 was primarily due to cash flow from operating profits of $12.6 million and a $0.5 million source of cash from working capital, resulting from an increase in accrued expenses and a decrease in accounts receivable, which offset increased inventories and decreased accounts payable. The $6.8 million source of cash provided for the nine months ended December 31, 1995 was primarily due to $3.7 million of cash flow from operating profits and a $3.1 million source of cash from working capital, resulting from an increase in accrued expenses, which offset increased inventories and decreased accounts payable.

     Cash used in investing activities for the nine months ended December 31, 1996 and 1995 was $58.7 million and $63.2 million, respectively. Cash used in investing activities for the nine months ended December 31, 1996 included the ADCO acquisition cost of $55.3 million (net of cash acquired) and capital expenditures of $3.4 million. Cash used for the nine months ended December 31, 1995 included the ABI acquisition costs of $60.8 million and capital expenditures of $2.6 million. Astor expects to fund future capital expenditures primarily from cash generated from operating activities.

     Cash provided by financing activities for the nine months ended December 31, 1996 was $51.7 million due to (i) proceeds from the long-term debt issuance of $119.8 million, net of fees, and (ii) the repayment of the $68.0 million of outstanding indebtedness under the UBS Credit Facility. Cash provided by financing activities of $58.2 million for the nine months ended December 31, 1995 was due to (i) proceeds from the long-term debt issuance of $61.0 million, net of fees, (ii) $30.4 million from the issuance of stock and warrants, net of fees, and (iii) the repayment of $33.2 million of existing debt and settlement of bankruptcy claims.

     On October 8, 1996 the Company completed the ACDO acquisition. This acquisition was financed through the private placement of $110.0 million of 101/2% Senior Subordinated Notes maturing October 15, 2006 (the "Notes").
The remaining net proceeds from the Notes were used to repay outstanding indebtedness under the UBS Credit Facility and expenses. The Company also entered into a senior credit agreement (the "Senior Bank Facility") with The Chase Manhattan Bank (the "Bank") providing for a six year term loan, denominated in pounds sterling, in an amount equivalent to $20.0 million (the "Bank Term Loan") and a six year revolving credit facility in an amount equivalent to $30.0 million (the "Revolving Credit Facility").

     The Company's primary capital requirements consist of debt service and capital expenditures. The required debt amortization payment under the Senior Bank Facility for the next five fiscal years are: (i) no amortization payments in fiscal year 1997, (ii) $1.4 million in fiscal year 1998, (iii) $1.8 million in fiscal year 1999, (iv) $3.0 million for fiscal year 2000 and
(v) $4.5 million in fiscal year 2001. The Bank Term Loan and Revolving Credit Facility borrowings under the Senior Bank Facility bear interest, at the election of the Company, at an interest rate determined either by the Bank's prime lending rate plus an initial margin of 1.25% or the eurodollar rate specified in the Senior Bank Facility plus an initial margin of 2.5%. The Senior Bank Facility and the Notes impose various restrictions and covenants on the Company, including, among other things, financial covenants relating to the maintenance of minimum fixed charge coverage ratios and interest coverage ratios as well as restrictions on indebtedness, guarantees, acquisitions, capital expenditures, investments, loans, liens and other restricted payments, and asset sales. In addition, the Senior Bank Facility and the Notes limit Astor Corporation, its subsidiaries and Astor Holdings II's ability to declare or pay any dividend on, or make any payment on account of, or set apart assets for a sinking or other analogous fund for, the purchase, redemption, defeasance, retirement or other acquisition of, any shares of any class of capital stock of Astor Corporation, any of its subsidiaries or Astor Holdings II or any warrants or options to purchase any such capital stock, whether now or hereafter outstanding. The Company estimates that approximately $3.5 million is required annually for maintenance and improvements of its facilities. The Company's principal source of cash to fund these capital requirements is net cash provided by operating activities. As of December 31, 1996, the Company had available $26.0 million under its existing borrowing facilities, subject to certain borrowing base limitations.

     SEASONALITY. Revenues and earnings of the Company's two business segments, specialty waxes and adhesives and sealants, tend to the seasonal due to the decline in candle wax sales in December resulting from customer purchase patterns and the decline of roofing and building construction projects in the winter months. Both segments are also impacted by fewer work and shipping days because of scheduled plant shutdowns during the winter holidays. These factors have historically resulted in seasonal fluctuations in the performance of Astor and ADCO, with the summer quarters being the stronger and the winter quarters being the weaker.

     FOREIGN EXCHANGE EXPOSURE. The functional currency for the majority of Astor's foreign operations is the applicable local currency. The bulk of Astor's foreign sales, raw materials, expenses, assets, and liabilities (including bank debt) are denominated in the local currency, providing for a natural hedge for currency exposure. For a small portion of foreign sales transactions, Astor uses forward foreign exchange contracts to mitigate exposure. There were no significant contracts outstanding at December 31, 1996. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Adjustments resulting from such translation were $0.3 million for the fiscal year ended March 31, 1996.

RECENT DEVELOPMENTS

     MANAGEMENT. On February 1, 1997, Kurt B. Larsen resigned as a director of Astor Holdings, Inc., Astor Holdings II, Inc. and Astor Corporation. Mr. Larsen had been a director of all three companies since June 1995.

     On February 4, 1997, Kevin A. Quinn was elected Vice President, General Counsel and Secretary of Astor Holdings, Inc., Astor Holdings II, Inc. and Astor Corporation. From 1993 to 1996 Mr. Quinn served with Schering-Plough Corporation, a pharmaceutical company, in several senior legal positions, including Associate General Counsel and Secretary from 1994 to 1996. Prior to joining Schering-Plough Corporation, Mr. Quinn was Vice President, Associate General Counsel and Secretary of The Pittston Company, a diversified mining, air freight, and security services firm. Mr. Quinn is 55 years of age.

     ENVIRONMENTAL DISCLOSURE. As disclosed in previous filings by the Company with the Securities and Exchange Commission, the Company's Titusville facility is located near the Cyclops Site, which has evidence of soil and groundwater contamination and has been the subject of an Expanded Site Inspection by an EPA contractor. Costs of remediation of the Cyclops Site have been estimated to range between $4 million and $15 million in 1995 dollars for soil remediation. No cost estimate is available for the remediation, if any, of groundwater at this site. Based upon investigations conducted to date, the Company believes that other parties are likely responsible for the contamination at the Cyclops Site. Under certain Environmental Laws, remediation costs for this site would be borne by parties who have owned or operated the site or are responsible for its contamination. An EPA investigation, the conclusions of which management believes to be inaccurate, indicated that a former subsidiary of ABI (which has since been merged into the Company) formerly owned the Cyclops Site and disposed of wastes there. Recently, the Company received a request from the current owner of the Cyclops Site to share the cost of a voluntary investigation and cleanup of the Cyclops Site under the Pennsylvania Land Recycling and Environmental Remediation Standards Act. The voluntary investigation and cleanup of this site may accelerate the incurrence of remediation costs by responsible parties. Based on the Company's investigations to date, however, the Company believes that ABI's former subsidiary never owned or operated the Cyclops Site, or arranged for the disposal of or transported hazardous waste there and that a different company with some common ownership and a similar name was the prior owner. Because of the proximity of the Company's property to the Cyclops Site and other unknown factors, there can be no assurance that the Company will not incur some liability relating to the Cyclops Site. Under the terms of the ABI acquisition agreement between the Parent and ABI, the Parent is entitled to set-off, against the principal and interest otherwise payable on L1,450,988 of subordinated debt issued to ABI's former stockholders, any costs relating to the Cyclops Site, so long as the Parent notifies the stockholders by June 28, 1999 of the existence of the condition giving rise to the set-off claim. After October 1, 1996, any such set-off by the Parent will result in corresponding reductions in the mirror intercompany notes to Astor Holdings II from its subsidiaries and from Astor Holdings II to the Parent.

FORWARD LOOKING STATEMENTS

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

     None

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  Exhibits

          10. Second Amendment to Agreement, dated as of December 1, 1996, by and between Lube & Wax Ventures L.L.C. and Astor Corporation.

          27.  Financial Data Schedule.

     (b)  Reports on Form 8-K

               There were no reports filed on Form 8-K during the three months ended December 31, 1996.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 11, 1997

                                       ASTOR HOLDINGS II, INC.


                                       By:   /s/ Boyd D. Wainscott
                                          ---------------------------------
                                             Boyd D. Wainscott
                                             Chief Executive Officer


Dated:  February 11, 1997

                                       By:   /s/ John F. Gottshall
                                          ---------------------------------
                                             John F. Gottshall
                                             Chief Financial Officer