Form 10-K405
period 1997-03-31
ASTOR HOLDINGS II INC
filed 1997-06-30
CIK 1027181

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR     COMMISSION FILE NUMBER:
         ENDED:                 333-14913-01
     MARCH 31, 1997

                            ------------------------

                            ASTOR HOLDINGS II, INC.

             (Exact name of registrant as specified in its charter)

         DELAWARE                 25-1766332
      (State or other          (I.R.S. Employer
      jurisdiction of
     incorporation or           Identification
       organization)                Number)

                              8521 SIX FORKS ROAD
                                   SUITE 105
                         RALEIGH, NORTH CAROLINA 27615
                                 (919) 846-8011

         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                            ------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/.

    No voting stock of the registrant is held by non-affiliates.

    The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 31, 1997 was 1,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES.

    THROUGHOUT THIS ANNUAL REPORT, EXCEPT WHERE THE CONTEXT OTHERWISE REQUIRES, "ASTOR HOLDINGS II" REFERS TO ASTOR HOLDINGS II, INC., THE "COMPANY" REFERS COLLECTIVELY TO ASTOR HOLDINGS II AND ITS DIRECT AND INDIRECT SUBSIDIARIES, AND THE "PARENT" REFERS TO ASTOR HOLDINGS, INC., THE SOLE STOCKHOLDER OF ASTOR HOLDINGS II. REFERENCES HEREIN TO A PARTICULAR FISCAL YEAR ARE TO THE TWELVE MONTH PERIOD ENDING MARCH 31 OF SUCH YEAR. PRO FORMA INFORMATION INCLUDED IN THIS ANNUAL REPORT GIVES EFFECT TO THE ADCO ACQUISITION (AS DEFINED BELOW) AS IF IT HAD OCCURRED ON APRIL 1, 1996.

    EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTY, INCLUDING BUT NOT LIMITED TO ECONOMIC, COMPETITIVE, GOVERNMENTAL AND TECHNOLOGICAL FACTORS AFFECTING THE COMPANY'S OPERATIONS, MARKETS, PRODUCTS, SERVICES, AND PRICES.

INTRODUCTION

    The Company is a leading global developer, producer and marketer of a wide variety of value-added specialty chemical products. Its principal products are
(i) a broad range of specialty waxes, which represented approximately 69% of pro forma sales for the 1997 fiscal year, and (ii) an extensive line of technologically advanced adhesives and sealants, which represented approximately 31% of pro forma sales for the 1997 fiscal year.

    In June 1995, Astor Holdings II was incorporated in Delaware, and the current business and structure of the Company were created through the combination of (i) Astor Corporation, a direct, wholly owned subsidiary of Astor Holdings II and (ii) Associated British Industries Limited ("ABI"), a manufacturer of specialty waxes and adhesives and sealants based in the U.K.

    The principal executive offices of the Company are located at 8521 Six Forks Road, Raleigh, North Carolina 27615, and the Company's telephone number is (919) 846-8011. Astor and PurFlex are registered trademarks of the Company.

RECENT DEVELOPMENTS

    In October 1996 the Company acquired all the outstanding capital stock and all the issued but unexercised options of ADCO Technologies Inc. ("ADCO"), a publicly traded Nasdaq National Market manufacturer and marketer of adhesives and sealants, for an aggregate consideration of $54.4 million (the "ADCO Acquisition"). Through the acquisition of ADCO, the Company added significant depth to its product lines, global marketing and manufacturing networks and product development capabilities. Management believes that these strengths have enabled the Company to improve significantly the penetration of its existing adhesives and sealants in the United States and have provided the Company the opportunity to market ADCO's products outside the United States. The Company financed the ADCO Acquisition through the issuance (the "Note Offering") by Astor Corporation of $110,000,000 in aggregate principal amount of senior subordinated notes due 2006 (the "Senior Subordinated Notes"), which have been fully and unconditionally guaranteed by Astor Holdings II.

    In April 1997 the Company acquired Rheochem, Incorporated, whose sole asset was the 50% equity interest in the Rheochem Technologies, Inc. joint venture ("Rheochem") not already owned by the Company. Rheochem, which is based in Columbia, Missouri and is now a division of Astor Corporation, develops, manufactures and sells a range of polyvinyl chloride ("PVC") lubricant products. Rheochem has developed advanced wax-based lubricants which improve processing of PVC siding and pipes and has allowed the Company to gain a large share of what the Company believes to be an expanding PVC lubricant market.

    COMPETITIVE STRENGTHS. The Company believes that it benefits from the following competitive strengths:

    DIVERSE GLOBAL END-USE MARKETS AND PRODUCTS. The Company serves numerous end-use markets with over 4,650 products. This wide variety of products is sold to a diverse global base of over 4,000 customers. In the 1997 fiscal year, no single customer of the Company accounted for more than 5% of the Company's pro forma sales, and the top ten customers accounted for approximately 23% of the Company's pro forma sales. This diversity of products, markets and customers minimizes the Company's exposure to any particular customer, economic cycle or geographic market and provides a broad base from which to grow sales through continued development of core technologies and new applications.

    LEADING MARKET POSITIONS. The Company enjoys substantial market shares in many niche markets because of its product design capabilities, reputation, quality and service. In addition, the names-- AstorStag, Astor Wax, Rheochem and ADCO--are established and trusted in their respective industries and provide brand name recognition for the introduction and development of new products and markets.

    GLOBAL MARKETING AND MANUFACTURING CAPABILITIES. The Company sells its products in over 50 countries worldwide through a global marketing network and maintains manufacturing facilities in the United States, the U.K. and Belgium. In fiscal 1997, the Company's sales of specialty waxes and adhesives and sealants outside of the United States, on a pro forma basis, totaled $75.2 million, or 33% of total sales. The Company's international marketing and manufacturing capabilities provide a platform for the introduction of existing and new products throughout the world and allow the Company to better serve its customers' needs on a worldwide basis.

    CUSTOMER-DRIVEN PRODUCT DEVELOPMENT. The Company focuses on developing value-added products with its customers by utilizing its extensive product development expertise and manufacturing process capabilities. The Company's sales, technical service and development staff work with customers to identify specific needs and develop innovative, superior performance solutions. Additionally, many of the Company's products are sold to customers following an often rigorous technical approval process. The Company has obtained numerous valuable customer approvals which it believes provide it with a competitive advantage.

    LOW-FIXED COST AND FLEXIBLE MANUFACTURING CAPABILITIES. The Company has engineered its manufacturing facilities to be capable of producing batches of specialty products on an as needed basis with a minimum of fixed costs which were approximately 20% of total pro forma costs in the 1997 fiscal year. This just-in-time focus and relatively low fixed-cost structure enables the Company to respond rapidly to changing customer specifications and reduces the impact on profitability during periods of decreased customer demand.

    EXPERIENCED MANAGEMENT TEAM. Since 1994, the Company's management team has substantially improved operating efficiencies and achieved significant cost savings. Additional efficiencies and savings were achieved by the Company following the acquisition of ABI in June 1995. The acquisitions of ADCO and the remaining joint venture interest in Rheochem further enhance managerial expertise with the addition of several new senior managers. The resulting management team has extensive wax and specialty chemical industry experience. The Company currently has employment agreements with each of its five top executives.

    BUSINESS STRATEGY. The Company's business strategy includes the following key elements:

    FOCUS ON DIVERSE, HIGH-MARGIN NICHE MARKETS. The Company intends to continue to aggressively expand its diverse line of high-margin products for niche markets. New product development will be achieved through customer solution engineering and the extension of existing technologies to new applications. The Company believes that increasing the breadth and diversity of its product offerings will further reduce the Company's already limited exposure to fluctuations in any single market.

    CONTINUE CUSTOMER-DRIVEN PRODUCT DEVELOPMENT. The Company intends to continue its strong commitment to applied research and product development. The Company's focus on solutions for the customer fosters a collaborative effort between its experienced technical and sales personnel and its customers. This product development effort serves to enhance customer loyalty and is the genesis for many new products.

    FURTHER GLOBAL EXPANSION. The Company intends to continue to grow in new geographic markets by selling existing and new products to its current global customers as they move manufacturing capacity to new geographic regions. Once established in a new region, the Company intends to open sales offices and develop marketing alliances to target new customers. Through the combination of ADCO's product line and the Company's global distribution network, the Company will have the ability to further develop global adhesives and sealants market opportunities. Additionally, the strong product development, manufacturing and distribution base of ADCO in the United States will enable the Company to more aggressively introduce and market its adhesives and sealants in the United States.

    PURSUE STRATEGIC ACQUISITIONS. The Company intends to selectively pursue complementary acquisitions which can be integrated into the Company's existing businesses. As a result of global consolidation trends and the fragmented nature of the specialty wax and adhesives and sealants industries, management believes many opportunities exist for the Company to make strategic acquisitions. The Company intends to pursue acquisitions which will diversify its product lines, enhance its product development capabilities, improve its global marketing reach and lower its costs.

BUSINESS SEGMENTS

    Through the successful execution of its business strategy, the Company has become a leader in two distinct segments of the specialty chemical industry--specialty waxes and adhesives and sealants. The business segment information contained in Note 18 to the Company's Consolidated Financial Statements included elsewhere in this annual report is incorporated herein by reference.

    SPECIALTY WAXES

    Wax plays a critical role as both a primary element and as an additive in many different product applications. Specialty waxes, like the Company's products, are distinguished by their melt point, hardness, color and other performance characteristics, as well as their consistent qualities and custom specifications, and are used as an essential, value-added component in hundreds of products and applications. In most cases, wax represents a small portion of the total cost of production, but is a critical component of the end-use product.

    Wax is primarily derived as a by-product of the petroleum refining process and typically represents less than 1% of the volume of a standard barrel of petroleum. Wax industry suppliers include large petroleum refiners and wax specialists.

    Petroleum refiners are typically volume-driven bulk suppliers providing little product specialization or service, in part because they view wax as a by-product of their refining operations. Typically, wax sales by these refiners represent less than 1% of their revenues, and thus wax production receives little strategic or capital commitment. The characteristics of the waxes resulting from production by large refiners are often inconsistent because of alterations made in the refining process to emphasize production of other products. As a result, waxes produced by petroleum refiners are typically commodity in nature and customers tend to be volume buyers requiring little or no customization or servicing.

    Wax specialists, like the Company, focus on customer service. Such services include development assistance, product customization, specification and supply consistency, custom packaging and order-size flexibility. Wax specialists target niche applications and customers demanding these value-added services. As a result, wax specialists develop significant customer relationships and numerous product formulations.

    ADHESIVES AND SEALANTS

    Adhesives and sealants are utilized in a multitude of applications within many industrial and consumer products. Adhesives and sealants are critical to the performance of an end-use product, but typically represent a small portion of total product cost. Adhesives are used to bond various materials under numerous temperature and moisture conditions, and sealants are used to prevent the passage of air, water and noise between two surfaces. Certain applications require little customer service or specialization; these adhesives and sealants have commodity characteristics and are sold either directly to customers or through distributors. However, many suppliers, like the Company, develop expertise within specialized niches. Owing to the unique technical requirements within these niches, even a small supplier to the industry can be a leader for certain applications. These suppliers tend to be service-oriented with significant focus on technical development. As a result, they target customers requiring customized products, strict quality control and technical support. This value-added service can generate significant goodwill and strong customer relationships.

PRODUCTS AND MARKETS

    The Company offers a complete line of specialty waxes and an extensive line of adhesives and sealants. The Company markets its products in over 50 countries worldwide through its direct sales force and global network of agents. During the 1997 fiscal year, the Company's pro forma revenue was geographically diversified; 67% in the United States, 21% in Europe, and 12% in all other regions. The information by geographic area contained in Note 18 to the Company's Consolidated Financial Statements included elsewhere in this annual report is incorporated herein by reference. The following table summarizes the Company's 1997 fiscal year pro forma sales by product and market:

                              1997 PRO FORMA SALES

                                                                                                                      % OF
                                                                                  U.S.      NON-U.S.      TOTAL       SALES
                                                                                ---------  -----------  ---------     -----
                                                                                            (DOLLARS IN MILLIONS)
SPECIALTY WAXES:
  Consumer/Industrial Products................................................  $    29.1   $    19.4   $    48.5          21%
  Candle......................................................................       24.6         3.4        28.0          12%
  Tire/Rubber.................................................................       14.1        10.0        24.1          11%
  Packaging...................................................................       12.0        11.7        23.7          10%
  Synthetic Fireplace Logs....................................................       11.2         1.7        12.9           6%
  PVC Lubricants..............................................................        6.7         0.6         7.3           3%
  Cable Fill..................................................................        0.6         4.7         5.3           2%
  Anticorrosives..............................................................        0.0         3.8         3.8           2%
  Road Surfacing..............................................................        0.0         2.9         2.9           1%
  Other.......................................................................        0.9         0.0         0.9           0%
                                                                                                                           --
                                                                                ---------       -----   ---------
    Specialty Waxes Total.....................................................  $    99.2   $    58.2   $   157.4          69%
                                                                                                                           --
                                                                                ---------       -----   ---------

                                                                                                                    % OF
                                                                                U.S.      NON-U.S.      TOTAL       SALES
                                                                              ---------  -----------  ---------     -----
                                                                                          (DOLLARS IN MILLIONS)
ADHESIVES AND SEALANTS:
  Roofing...................................................................  $    23.5   $     1.1   $    24.6          11%
  Transportation Aftermarket................................................        7.8         2.1         9.9           4%
  Transportation OEM........................................................        7.5         1.9         9.4           4%
  Window Manufacturing......................................................        7.2         0.4         7.6           3%
  Concrete Pipe & Vault.....................................................        5.3         0.5         5.8           3%
  Building Construction.....................................................        0.0         5.3         5.3           2%
  Other Industrial..........................................................        1.7         5.7         7.4           3%
  Discounts and Returns.....................................................       (0.9)       (0.1)       (1.0)          0%
                                                                              ---------       -----   ---------         ---
    Adhesives and Sealants Total............................................  $    52.1   $    17.0   $    69.1          31%
                                                                              ---------       -----   ---------         ---
    Total...................................................................  $   151.3   $    75.2   $   226.5         100%
                                                                              ---------       -----   ---------         ---
                                                                              ---------       -----   ---------         ---

    SPECIALTY WAXES

    The Company's proprietary specialty waxes are generally sold to customers demanding unique performance characteristics. A vast number of formulations are possible depending on the customer's requirements for melting point, color, hardness, viscosity and many other performance characteristics. The Company's major markets and products are described below.

    CONSUMER/INDUSTRIAL PRODUCTS. The Company produces specific wax formulations for hundreds of applications requiring exacting specifications, such as: cheese wax coatings, hot-melt wax used for bonding materials, chewing gum base, petroleum based jellies for pharmaceuticals and cosmetics, thermostat waxes, dental floss, stains and textile production applications, printing inks, and crayons. These products generally serve value-added niches which require a high degree of customer reliance on product quality. Many of these products also meet the specifications of the United States Food and Drug Administration ("FDA"). The Company is diversified globally in this product category with approximately 40% of its fiscal 1997 sales of these products made outside of the United States.

    CANDLES. The Company is a significant supplier of wax to the candle industry in the United States. Waxes are the primary fuel source in candles and are used to influence a candle's color, drip rate, smoke characteristics, burn time and other performance characteristics. The Company is a high-end leader in specialty formulations to specialty, value-added candle manufacturers. United States wax consumption for candles accounts for approximately 12% of the total United States wax market, and the Company has aggressively increased its position in the United States market over the last three years.

    TIRE/RUBBER. The Company's waxes are used in rubber products to prevent aging and cracking resulting from exposure to ozone in the atmosphere. The Company's most significant customers are tire manufacturers who demand highly specialized wax formulations to meet their rigid and exacting requirements. Although the cost of wax is typically less than 5% of a tire's cost, its specific chemical characteristics are integral and critical to the tire's overall performance. As a result, the Company has maintained long established relationships and acts as a product development partner with various tire producers. The Company is a leading global supplier in this market category, and the Company's sales in this product category are geographically diversified, with approximately 41% of its fiscal 1997 sales of these products outside of the United States.

    PACKAGING. The Company's products are used by packaging manufacturers in the production of flexible packages, folding cartons and various foil, cardboard and paper related packages. Such products provide barrier characteristics, scuff protection and flexibility. These packaging applications are often used for food products, and are therefore produced by the Company to meet FDA, as well as U.K. and European, food and quality standards. The Company is a significant packaging wax provider, based on sales, maintaining strong customer relationships based upon specific product design. In addition, the Company is diversified globally in this product category with almost 49% of its fiscal 1997 sales of these products outside of the United States.

    SYNTHETIC FIREPLACE LOGS. The Company's waxes are used as a major component in the production of synthetic fireplace logs and are used both as a binder for the log and as a fuel source. Wax formulations specifically affect the burning characteristics such as color, height and duration of the firelog flame. The Company is a leading supplier in North America to synthetic fireplace log manufacturers.

    PVC LUBRICANTS. Through its Rheochem Technologies Division, the Company manufactures a range of PVC wax lubricants and has a leading supply position in the United States. Paraffin and hydrocarbon waxes are the most cost effective and efficient primary lubricants used in rigid PVC and are widely used in PVC pipe, vinyl siding, profiler and injection molding compounds. Wax lubricants provide the fusion, flow and metal release characteristics required in most rigid PVC applications.

    CABLE FILL. The Company's cable fills are used as a critical component in the production of telephone cables and other fiber optic cables to provide barrier and integrity protection for cable filament over a wide temperature range. The Company has been active in the evolution from traditional petroleum jelly-based fills for copper cables to more sophisticated gels used with fiber optics. The Company's cable fill business has been cultivated through attention to customer service and technical precision. Approximately 89% of the Company's fiscal 1997 sales of cable fills was sold outside of the United States.

    ANTICORROSIVES. The Company's anticorrosives are used in automotive, aerospace and engineering applications as corrosion inhibitors, sealers and water barrier protectives due to their excellent film forming properties. Significant anticorrosive approvals have been obtained from several automotive producers in Europe and emerging countries. The Company has 100% of the anticorrosive business of one major automobile producer in the U.K., to which one Company employee is fully dedicated and on-site at the customer's facility.

    ROAD SURFACING. The Company's road surfacing products are used as both a surface dressing and as a binder for the aggregate used and are sold primarily to municipalities for road surfacing in the U.K. and in selected parts of Europe. These products are produced in the Company's facility in the U.K. and are sold to roadway contractors. The Company's position has been stable in the U.K. marketplace and opportunities are available to license road surfacing technology to global partners.

    OTHER. The Company also sells small quantities of lube base oil, which is derived as an upgraded byproduct from its wax manufacturing process.

    ADHESIVES AND SEALANTS

    The Company manufactures a growing line of adhesives and sealants which are manufactured in various forms, including: hot-melts, pumpables and extruded tape products. The Company concentrates its efforts on specialized applications in which performance criteria are more demanding and in which greater added value can be offered. The Company's primary products and markets are described below.

    ROOFING. The Company supplies a number of products, including laminates, butyl adhesives and sealants and primers to improve the installation and retrofit of single-ply roofing systems in the new and rehab commercial building industry. The Company has pioneered more efficient, faster curing seam tapes and, by moving away from solvent-based traditional adhesives, the Company has achieved a favored market position. The Company is a market leader in the United States and its customers include all of the largest single-ply roofing system suppliers. In addition, the Company has licensed certain of its technology related to selected roofing products to Firestone. The market for the Company's line of high-margin roofing products has grown steadily in the United States in recent years, particularly with the introduction of specialty laminates designed to fit over difficult to cover areas.

    TRANSPORTATION AFTERMARKET. The Company manufactures urethane sealants and butyl tapes which are used to install and replace windshield glass in automobiles in the United States and used for vehicle crash repair outside the United States. These products provide fast cure bonding in the installation of replacement windshields in vehicles with airbags, which is required to ensure structural integrity of the windshield in the event of an accident. The Company believes it is well positioned to take advantage of this market shift to urethane, which is stronger and cures faster than traditional bonding materials. Other polyurethanes have been introduced for the adhesion of body parts.

    TRANSPORTATION OEM. The Company's products include: hot melt sealants, acrylics, extrudable compounds, butyl tapes and polyurethanes. These products are used by automobile, recreational vehicle and trailer manufacturers to reduce the passage of unwanted air, moisture and noise between two surfaces and to attach product components. Specialty adhesives are increasingly being used as a substitute for mechanical fasteners to improve performance and reduce costs. The Company's products are highly regarded by major automobile manufacturers and often are the product of choice.

    WINDOW MANUFACTURING. The Company produces hot melt adhesives and sealants, pressure sensitive tapes and liquid butyl pumpables for the manufacture of insulated glass windows. These products provide both adhesion and sealing properties between the window glass and the window frame, and act as a moisture barrier between two panes of glass. The Company is well positioned as the window manufacturing market in the United States trends toward achieving greater energy efficiency for both the new and retrofit market.

    CONCRETE PIPE AND VAULT. The Company offers a line of construction-related products serving various industrial markets, including the concrete pipe and the concrete burial vault markets. The Company's products in these markets include large cross-sectional flexible tape sealants designed to form a gasket-type seal when compressed between two concrete surfaces. The Company maintains a leading market position for sales of adhesives and sealants to the concrete vault industry in the United States.

    BUILDING CONSTRUCTION. The Company produces a variety of adhesives and sealants used for both new and rehab building construction. The Company's products in this area are used to seal joints in structures, and are used to provide waterproofing and corrosion resistance to floors, doors, windows, car decks, bridges and commercial buildings. The Company's line of products are sold exclusively in Europe at this time.

    OTHER INDUSTRIAL. In Europe, the Company produces sealants for the gas, water and engineering industries, as well as resin compounds for mold making, casting, adhesives, and general industrial applications. In the United States, the Company performs toll processing of intermediate raw materials for third parties, particularly the processing of butyl solutions.

APPLIED RESEARCH AND PRODUCT DEVELOPMENT

    The Company maintains a strong commitment to applied research and product development, focusing its efforts on enhancing existing product lines as well as developing new products based on the Company's existing technologies and production capabilities. The Company's applied research and product development staff works together with the Company's sales staff and customers to identify specific needs and develop innovative, superior performance solutions which satisfy those needs. This method of product development allows the customer to become a member of the development team, develops close ongoing working relationships between the Company and its customers and, in many instances, permits the Company to gain an in-depth understanding of its customers' businesses, enabling it to better anticipate and serve its customers' needs. Advancements resulting from this process can often be profitably applied to other high-margin niche markets.

    The Company employs a research and development staff of 39 experienced chemists and laboratory technicians. The Company expended $2.3 million, $2.5 million and $2.8 million on a pro forma basis in the 1995, 1996 and 1997 fiscal years, respectively, in these efforts.

SALES AND MARKETING

    The Company maintains an extensive global marketing network that includes a direct sales force and relationships with independent sales representatives, distributors and resellers. The Company has 84 technical sales and marketing personnel who work in coordination with the Company's product development and technical personnel to service the Company's customers. Members of the Company's sales force typically have a chemistry background and extensive industry experience and work directly with customers' technical personnel. The Company extends its global marketing reach through a geographical network of over 40 local agents who specialize in a particular market.

    The Company has over 3,000 wax product customers, of which the ten largest customers in the 1997 fiscal year accounted for approximately 18% of total pro forma sales. The Company has over 1,000 adhesives and sealants product customers, of which the ten largest customers accounted for approximately 13% of total pro forma sales in the 1997 fiscal year. The Company anticipates that over time sales to its larger adhesives and sealants customers will become a smaller percentage of its total sales.

    The Company sells many of its products to customers pursuant to a technical approval process, and over the past several years the Company has developed numerous valuable customer approvals. The approval process ranges from a relatively simple process of sample evaluation and product quality review procedures to a more complicated process of matching a specific molecular structure to a customer's applications. Oftentimes, approvals require long lead times to obtain and require the Company to work closely with customer technical personnel to develop product specifications. The Company believes that the nature of these approvals gives it a significant competitive advantage and positions the Company to develop new formulations for its customers' next generation of products.

SUPPLY

    SPECIALTY WAXES

    The Company purchases a wide variety of raw materials for the production of its specialty wax products. The primary feedstocks used for these products are partially refined crude oil, other waxy feedstocks, and fully processed waxes.

    Approximately 35% of the Company's wax-related raw material costs are attributable to wax feedstocks derived from A/B Crude extracted from Utah production fields. The Company uses wax feedstocks derived from A/B Crude due to its very high wax content. Wax represents approximately 27% of each barrel of naturally occurring A/B Crude compared to a typical barrel of crude oil which may have a wax content of as low as 1%. There are over 400 million barrels of proven reserves of A/B Crude in the Utah production fields, or more than 70 years of supply based on current demand and extraction methods. The remaining 65% of the Company's raw materials used for production of specialty wax products are other partially refined crude oils, fully processed waxes and additives that are acquired from many sources worldwide and are readily available in the marketplace.

    The Company has a long-term contract for the purchase of its wax feedstocks derived from A/B Crude. This contract expires on October 1, 2006, but is subject to annual price and minimum volume renegotiation and early termination. Although the Company believes that, if needed, there are alternative sources of A/B Crude and other waxy feedstocks, the unanticipated termination of or nonperformance by the supplier under this supply contract could have a material adverse effect on the Company's business and financial condition. Raw materials purchased under this contract and the Company's other supply relationships are generally priced based on market price formulas, many of which track crude oil or gasoline fuel prices.

    In order to mitigate the impact of fluctuations in the market price of crude oil, the Company has entered into a series of price swap contracts that fix the cost of a portion of the Company's crude oil purchases through March 31, 1998. In addition, the prices of certain byproducts from the Company's production processes also track crude oil prices, acting to hedge volatility in the Company's raw material costs. The Company generally seeks to raise the prices of its specialty wax products in response to increases in prices of raw materials, although it has not always been able to raise prices high enough or quickly enough to offset fully increases in feedstock costs.

    The Company continually monitors and evaluates alternative raw material sources, and actively pursues alternative suppliers which can economically provide waxes having the quality and consistency that the Company requires.

    ADHESIVES AND SEALANTS

    The primary raw materials used by the Company in the production of its adhesives and sealants are butyl rubber, ethylene propylene diene monomer rubber, polyisobutylenes, carbon black, isocyanates, polyols, petroleum oils and release films. The Company purchases these materials from a wide variety of suppliers. In general, these materials are available from multiple suppliers, and the Company makes an effort to establish secondary suppliers as well as seek cost-effective alternatives for raw materials having limited availability. Long-term purchase agreements are pursued when practical.

MANUFACTURING

    PRODUCTION OF SPECIALTY WAXES

    The Company's wax production and formulation facilities are located in Western Pennsylvania--the McKean plant located near Farmers Valley, Pennsylvania and the Emlenton plant located in Emlenton, Pennsylvania. In addition, the Company's formulation and packaging operations are conducted at four global locations: Marshall, Texas; Titusville, Pennsylvania; West Drayton, U.K., and Eupen, Belgium. The Company also owns a PVC wax lubricant facility in Columbia, Missouri.

    At the Company's wax production and formulation facilities, waxy feedstocks undergo multiple separation processes whereby oil is removed from wax and wax is separated by melting point into various wax streams. Many of the waxes are filtered to FDA standards. The resulting wax products are either sold as is, formulated and then sold, or shipped to one of the Company's formulation and packaging operations. During each step of wax production, from the raw materials to the ultimate finished product, quality control personnel sample and monitor each stream of each process to ensure its quality, specification and consistency.

    At the Company's formulation and packaging facilities, specialty blends of waxes are produced by mixing together various types and melt point grades of waxes, as well as by adding non-wax additives such as ethylene-vinyl acetate, polyethylene and other polymers and resins which can modify overall viscosity and other specific characteristics dictated by customers. At the facility of the Rheochem Technologies Division, PVC lubricants are created by combining carefully selected waxes with precise dosages of secondary lubricants and may contain a variety of hydrocarbon waxes, polyethylene waxes, fatty acid esters, fatty acid amides and other ingredients. All formulations designed for specific customers and market applications are proprietary in nature and produced under strict quality controls. The Company offers a complete line of packaging capabilities for its wax products, including pelletizing, prilling, slabbing and flaking, and ships them in all forms of containers.

    The Company's specialty wax formulation and packaging facilities and its PVC lubricant facility are strategically located to serve world markets and to take advantage of feedstock sources. The production capabilities of each facility are similar. In general, bulk materials and ingredients are purchased and then processed using formulas designed by the Company's and customers' chemists.

    The Company's four wax formulation and packaging facilities are ISO (the International Standards Organization) 9002 certified, a widely recognized industry standard of quality assurance, and operate under its strict guidelines. The Company is currently seeking to have its wax production and formulation facilities ISO certified.

    The Company's McKean plant and Emlenton plant are currently operating at nearly full capacity. Less than 25% of the waxes produced at these two facilities is utilized as wax raw materials for the Company's other formulation facilities, with the balance of the wax feedstocks for these operations being supplied by third parties. The Company believes that there are adequate third party sources of wax raw materials available to meet the foreseeable needs of its formulation and packaging operations.

    ADHESIVES AND SEALANTS PRODUCTION

    All production of adhesives and sealants is conducted at two locations: West Drayton, U.K. and Michigan Center, Michigan. These facilities are well located to serve the Company's major customers. The production of adhesives and sealants is a multi-stage process which involves extensive formulation and mixing. Due to the diversity in the Company's products, the Company utilizes versatile, proprietary machinery and equipment to fulfill production requirements. The product is then packaged in drums, pails, cartridges or other forms based on the customer's requirements. The Company's manufacturing personnel maintain and improve operating processes as well as assist in the development of new processes for new products. The expertise of these employees in the construction, installation and modification of existing and new manufacturing systems is critical to the development of new products. The Company believes that it has the equipment, processes and knowledge to accommodate the production of new adhesives and sealants without significant capital additions.

    In connection with the recently completed ADCO Acquisition, the Company intends to take steps designed to increase sales of the Company's U.K.-manufactured adhesives and sealants in the United States and sales of its United States-manufactured products globally. The Company believes that it will benefit by manufacturing products in the country or geographic region in which the products will be sold.

FACILITIES

    The Company operates 13 locations with an aggregate total space of approximately 886,000 square feet. The following table sets forth certain information regarding these locations. Each of the locations is owned by the Company unless otherwise indicated. The Company's facilities are subject to a first lien in favor of its senior lenders.

                                           APPROXIMATE
                LOCATION                    SQ.FT.(1)                       TYPE OF OPERATIONS
-----------------------------------------  ------------  --------------------------------------------------------
Raleigh, North Carolina (2)                      6,600   Global corporate offices

Farmers Valley, Pennsylvania                   185,000   Wax production and formulation

Emlenton, Pennsylvania                          95,000   Wax production and formulation

Titusville, Pennsylvania                        50,000   Wax formulation and packaging

Atlanta, Georgia (2)                            22,500   United States wax sales, marketing and administration

Marshall, Texas                                 74,000   Wax formulation and packaging

Michigan Center, Michigan                      208,000   Adhesives and sealants production, research and
                                                         development, and sales and marketing

Basking Ridge, New Jersey                        2,000   Rheochem Technologies sales, marketing and
                                                         administration

Columbia, Missouri                              45,000   PVC wax lubricant formulation and packaging

West Drayton, Middlesex, England               130,000   European offices, research and development, sales and
                                                         marketing, wax formulation and packaging, and adhesives
                                                         and sealants production

Eupen, Belgium                                  67,000   Wax formulation and packaging

Kuala Lumpur, Malaysia (2)                       1,200   Asian sales and marketing

Zvolen, Slovakia                               (3)       Eastern European sales and marketing

------------------------

(1) Does not include acreage used for tank farms, other equipment not under roof, or stand-alone warehouses.

(2) These facilities are leased. The Raleigh, North Carolina lease expires on May 31, 2001, the Atlanta, Georgia lease expires on March 1, 2001, the Basking Ridge, New Jersey lease expires on December 1, 2001, and the Kuala Lumpur, Malaysia lease expires on April 1, 1998.

(3) The Company maintains office space in Zvolen, Slovakia under an informal arrangement that may be terminated at any time.

COMPETITION

    The Company competes in the production and sale of specialty wax products with (i) large multinational oil refineries which largely produce commodity wax as a byproduct of their lube oil refining business, (ii) a wide variety of specialty wax producers around the world, which, like the Company, create value-added products through formulation and packaging, and (iii) a large number of specialty chemical manufacturers, which typically compete in one or more niche markets. Certain of these competitors have greater financial, technical, marketing, and other resources than the Company. The Company competes on a variety of factors, including the consistency of its products, the breadth of its product line, its applied research and product development capabilities, its worldwide marketing capabilities, and its value-added customer services.

    The adhesives and sealants markets are highly fragmented, and the Company competes with a large number of other manufacturers, many of which have greater financial, technical, marketing, and other resources than the Company. The Company competes by pursuing definable niches in less competitive markets in which the Company can utilize its technological expertise and applied research and product development capabilities.

    In both the specialty wax and adhesives and sealants businesses, the Company has developed many of its product formulations in conjunction with its customers, who often work closely with the Company during the product development process. Additionally, the Company sells many of its products to customers pursuant to a technical approval process, and over the past several years the Company has developed numerous such customer approvals. The approval process ranges from a relatively simple process of sample evaluation and product quality review procedures to a more complicated process of matching a specific molecular structure to a customer's applications. The Company believes that the nature of its approvals and its close working relationship with certain of its customers reduces the threat of losing these customers to its competitors and positions the Company to develop new formulations for these customers' next generation of products.

PATENTS AND PROPRIETARY INFORMATION

    The Company currently has over 3,000 different wax formulations and over 1,650 adhesives and sealants in its proprietary database. The Company relies primarily upon trade secrets and other unpatented proprietary information in its operations, particularly in its specialty wax products business. The Company also holds 19 patents in the United States and 26 patents in other countries on adhesives and sealants compositions, methods of using such adhesives and sealants, and other technologies related to such products.

    However, there can be no assurance that the Company will be able to maintain the confidentiality of its trade secrets and proprietary formulations and processes, that others will not develop similar or better formulations and processes, that the Company's patents will provide any protection or benefit to the Company or that additional patents will be issued.

ENVIRONMENTAL MATTERS

    The Company is subject to stringent federal, state, local and foreign environmental laws and regulations relating to the protection of the environment, including, without limitation, those relating to the storage, handling, emission and discharge of materials into the environment ("Environmental Laws"). The Company has expended and may be required to expend in the future, substantial funds for compliance with and remediation under Environmental Laws. Costs and expenses may be incurred in connection with the repair or upgrade of facilities to meet existing or new requirements under Environmental Laws, the remediation of hazardous substances in the soil and groundwater from historical or ongoing operations at the Company's facilities, or for other purposes. Except for certain of the matters discussed herein, the Company believes that it is in material compliance with all applicable environmental laws and regulations.

    Environmental Laws are constantly evolving and it is impossible to predict accurately the effect they may have upon the capital expenditures, earnings or competitive position of the Company in the future, except that such Environmental Laws are becoming increasingly strict and can be expected to result in increasing compliance costs. To the extent that the cost of compliance increases and the Company cannot pass on future increases to its customers, such increases may have an adverse effect on the Company's profitability. Environmental Laws also provide for substantial penalties and criminal sanctions for certain violations. The Company is aware of certain conditions, including the matters discussed below, which may lead to environmental liability being imposed on the Company with respect to the operation of its facilities and business. The Company has certain indemnification rights with respect to certain of these environmental matters. Assuming that the indemnitors continue to meet their obligations, the Company does not believe that these matters will have a material adverse effect on the business or financial condition of the Company. There can be no assurance, however, that the indemnitors will continue to meet their obligations or that the Company will not incur additional significant liabilities in connection with these or other environmental matters or that such liabilities will not have a material adverse effect on the Company's business or financial condition.

    TITUSVILLE FACILITY

    The Company is aware of contamination at a portion of its Titusville, Pennsylvania facility. Investigations to date indicate that the Company's operations did not contribute to the contamination and that most of the contamination results from the disposal of waste by an oil refinery that formerly operated in the area. Although the Company, as the current owner of the site, could be held strictly liable under certain Environmental Laws for the cleanup of the Titusville facility, the Company would have the right to recover some or all of the costs of cleaning up this site from third parties who have owned or operated the site or contributed to its contamination. Environmental consultants engaged by the Company have given a preliminary estimate of $1 million for the cost of cleaning up this site. The Company has been engaged in the process of characterizing the contamination of the Titusville facility pursuant to the Pennsylvania Land Recycling and Environmental Remediation Standards Act, which provides for the voluntary cleanup of industrial properties through the use of streamlined procedures and remedial standards tailored to the future use of the property. As part of this process, in April 1997 the Company submitted a final site characterization report to the Pennsylvania Department of Environmental Protection ("PADEP"). Currently, the Company is working with the local PADEP representatives to address their comments on the remediation plan.

    The Titusville facility is located near the Cyclops Site, which has evidence of soil and groundwater contamination and has been the subject of an Expanded Site Inspection by a contractor of the Environmental Protection Agency (the "EPA"). Costs of remediation of the Cyclops Site have been estimated to range between $4 million and $15 million in 1995 dollars for soil remediation. No cost estimate is available for the remediation, if any, of groundwater at this site. Based upon investigations conducted to date, the Company believes that other parties are likely responsible for the contamination at the Cyclops Site. Under certain Environmental Laws, remediation costs for this site would be borne by parties who have owned or operated the site or are responsible for its contamination. An EPA investigation, the conclusions of which management believes to be inaccurate, indicated that the Company formerly owned the Cyclops Site and disposed of wastes there. In January 1997 the Company received a request from the current owner of the Cyclops Site to share the cost of a voluntary investigation and cleanup of the Cyclops Site under the Pennsylvania Land Recycling and Environmental Remediation Standards Act. The voluntary investigation and cleanup of this site may accelerate the incurrence of remediation costs by responsible parties. Based on the Company's investigations to date, however, the Company believes that it never owned or operated the Cyclops Site, or arranged for the disposal of or transported hazardous waste there and that a different company with some common ownership and a similar name was the prior owner. Because of the proximity of the Company's property to the Cyclops Site and other unknown factors, there can be no assurance that the Company will not incur some liability relating to the Cyclops Site.

    Under the terms of an agreement between the Parent and ABI pursuant to which ABI was acquired and became a subsidiary of the Company, the Parent is entitled to setoff, against the principal and interest otherwise payable on L1,450,988 of the subordinated debt issued to ABI's former stockholders, (i) costs in excess of $350,000 relating to any environmental condition at the Titusville facility and (ii) any costs relating to any environmental condition at the Cyclops Site, so long as the Parent notifies the former ABI stockholders by June 28, 1999 of the existence of the conditions giving rise to the setoff claims. Any such setoff by the Parent will result in a corresponding reduction in a mirror intercompany note from the Company to the Parent.

    EMLENTON AND MCKEAN, PENNSYLVANIA FACILITIES

    Quaker State Corporation ("Quaker State"), which formerly owned the Company's Emlenton and McKean, Pennsylvania facilities, has installed groundwater recovery systems at these facilities and is using the Company's wastewater treatment facilities for treatment of the contaminated groundwater. Quaker State is responsible for all costs of the recovery systems, a fee for use of the Company's wastewater treatment facilities, and any incremental costs resulting from the Company's treatment of groundwater in its wastewater treatment facilities. Groundwater remediation at the McKean and Emlenton facilities is funded entirely by Quaker State pursuant to an indemnity agreement. In addition, under the indemnity agreement, certain non-groundwater environmental remediation and compliance costs are divided equally between Quaker State and the Company (with the Company paying its share in the form of subordinated notes payable to Quaker State in equal quarterly installments commencing on July 1, 1999 through December 31, 2008) up to a total of $5.5 million. Costs above $5.5 million are paid entirely by Quaker State under the indemnity agreement. The cost sharing arrangement for such non-groundwater remediation costs and compliance costs expires in 2010. Since 1990, the Company has incurred approximately $251,000 of indebtedness relating to this cost-sharing arrangement. There is no expiration date or maximum liability, however, with respect to Quaker State's obligation to pay for groundwater remediation at the Emlenton and McKean facilities. There are several additional environmental compliance issues relating to tanks, separators, drying pits, cleaning areas and other matters at these facilities, some of which Quaker State is addressing pursuant to the indemnity agreement and some for which the Company is seeking coverage from Quaker State under the indemnity agreement. For example, the EPA is currently reviewing an engineering proposal, funded by Quaker State pursuant to the indemnity, to remedy a condition of noncompliance by installing dikeage surrounding several large naptha storage tanks at the Emlenton facility. Quaker State consistently has performed its groundwater remediation obligations under the indemnity. However, any failure by Quaker State to continue funding the costs to be borne by it or the incurrence of any costs for which Quaker State is not responsible substantially in excess of those currently expected by the Company could have a material adverse effect on the Company's financial condition or results of operations.

    PAGE AVENUE FACILITY

    The Company's manufacturing facility located in Michigan Center, Michigan (the "Page Avenue Facility") has been the subject of cleanup action during which numerous buried drums and other waste as well as an underground storage tank ("UST") were removed. The Company believes that former owners and operators of the Page Avenue Facility buried the drums and other waste and operated the UST. Residual soil and groundwater contamination apparently released from the drum waste and/or the UST still remains at the Page Avenue Facility. The results of investigation and cleanup activities at the Page Avenue Facility have been reported to the Michigan Department of Environmental Quality ("MDEQ"). Pursuant to a 1993 agreement through which the Page Avenue Facility was acquired from Nalco Chemical Company ("Nalco"), the Company has an indemnity, subject to caps and other limitations, from Nalco for certain losses incurred in connection with the cleanup of the drum waste area and the former UST (the "Nalco Indemnity"). There can be no assurance, however, that the Company would be able to make any recovery under the Nalco Indemnity. Under recent changes to the Michigan environmental cleanup liability statute, the current owner of a contaminated facility is only liable for cleanup costs if it is responsible for causing a release of contamination at the facility. The revised Michigan cleanup statute also shields from liability the new owner of a previously contaminated facility if that person conducts a baseline environmental assessment ("BEA") of the facility within 45 days of acquiring it and discloses the results of the assessment to MDEQ and subsequent purchasers of the facility. The Company completed a BEA of the Page Avenue Facility within such 45-day period, and MDEQ has issued a determination letter to the Company that the BEA is adequate for the purpose of obtaining an exemption from liability pursuant to the statute. The MDEQ's affirmative determination does not alter liability with regard to a subsequent release or threat of release or any exacerbation of existing conditions.

    THIRD PARTY WASTE DISPOSAL SITES

    The Company has been named as a potentially responsible party ("PRP") at two third-party waste disposal sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") -- the Jackson Drop Forge Site in Jackson, Michigan (the "Jackson Site") and the Frontier Chemical Site in Niagara Falls, New York (the "Frontier Site"). The Company believes that it has no involvement with the Jackson Site. In addition, the EPA has informally indicated that it no longer considers the Company a PRP at the Jackson Site. The Company believes that a portion of the liability, if any, in connection with the Jackson Site is subject to the Nalco Indemnity. In connection with the Frontier Site, the Company has paid approximately $9,000 to settle its share of alleged liability for removal actions at the site. It is unclear whether the EPA will require additional cleanup at the Frontier Site.

EMPLOYEES

    As of March 31, 1997, the Company had 802 employees in its worldwide operations. Of that total, 564 were primarily engaged in manufacturing and production, 84 were primarily engaged in sales, marketing and distribution, 39 were primarily engaged in applied research and product development, and 115 were primarily engaged in management and administration.

    At the Company's Emlenton and McKean, Pennsylvania facilities, 187 of the hourly production employees are members of the Oil, Chemical and Atomic Workers International Union. In February 1996, the Company entered into a labor agreement with this union expiring in January 1999. At its Michigan Center, Michigan facility, 152 of the Company's hourly production employees are members of the International Association of Machinists and Aerospace Workers. In May 1994, the Company entered into a five-year labor agreement with this union.

    The Company has never experienced a labor strike or other labor-related work stoppage, and the Company believes that its employee and labor relations are good.

PRIOR REORGANIZATION

    Astor Corporation, a direct, wholly owned subsidiary of Astor Holdings II, was incorporated as a new venture in 1989 in the State of Delaware under the name Petrowax PA Inc. ("Petrowax") for the purpose of developing a wax production business. As part of its start-up plan of operations, Petrowax acquired two lube oil and wax production facilities from Quaker State. Shortly after the completion of the acquisition in 1990 and prior to the acquisition of ABI and ADCO, Petrowax encountered a number of operational and financial difficulties, resulting in Petrowax filing a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on February 25, 1992. Petrowax's Chapter 11 plan of reorganization (the "Reorganization Plan") was confirmed by an order of the bankruptcy court dated May 19, 1995 and became effective as of June 28, 1995. Pursuant to the Reorganization Plan, (i) Petrowax received an equity infusion of $10 million from Astor Holdings II in consideration of the sale of common stock of Petrowax and an additional $17.2 million was contributed to the capital of corporations that became subsidiaries of Astor Corporation upon consummation of the acquisition of ABI, (ii) Petrowax entered into a credit facility with Union Bank of Switzerland ("UBS") consisting of a term loan facility in the amount of $57.5 million and a revolving credit facility in the amount of $20 million, (iii) Petrowax consummated the acquisition of ABI and changed its name from Petrowax to Astor Corporation, a tradename of ABI, and (iv) substantially all of the unsecured, non-priority claims of Petrowax's creditors, totaling an estimated $48 million, were extinguished in exchange for payments totaling $875,000. The foregoing description of the Reorganization Plan reflects only certain basic elements of the plan, which is more fully described in the Disclosure Statement and Reorganization Plan, copies of which are available from the Company upon request.

    As a result of the reorganization and certain related actions, the Company has been under new operational management, its assets and liabilities have been substantially restructured, and its strategic plan has been significantly changed from its strategic focus prior to the reorganization.

ITEM 3.  LEGAL PROCEEDINGS.

    From time to time, the Company has been and is involved in various legal proceedings. Management believes that all of such litigation is routine in nature and incidental to the conduct of its business, and that none of such litigation would have a material adverse effect on the financial condition or results of operations of the Company.

    The Company has been named as a defendant, along with 92 other companies, in a class action lawsuit in Texas. The suit alleges personal injury, death and other damages arising out of the plaintiffs' exposure to a variety of building materials and other products while working at the Corpus Christi Army Depot. The plaintiffs, who are seeking approximately $500 million in damages, appear to have named as defendants the manufacturers of every substance known to have been used over an extended period at the Army Depot. The Company product involved appears to be a sealant used in the installation and repair of commercial roofing. The Company's insurance carrier is currently defending this action on behalf of the Company. While the case is still in the early stages of discovery, according to the insurer, no evidence has been produced to date linking the Company's sealants to any of the plaintiffs' claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the fiscal fourth quarter covered by this annual report, no matter was submitted to a vote of security holders of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    There is no market for or trading in any class of the Company's common equity or the common equity of the Parent, and no dividends have been paid on any shares of any such class. All outstanding shares of the Company's common equity are owned by the Parent. Payment of dividends is at the sole discretion of the Board of Directors. The debt instruments of the Company impose certain limitations on the amount of dividends that the Company and its subsidiaries may pay.

ITEM 6.  SELECTED FINANCIAL DATA.

    The selected consolidated financial data presented below as of March 31 of each of the years 1993 through 1997 and for the years then ended have been derived from the Consolidated Financial Statements of Astor Holdings II. The Consolidated Financial Statements of Astor Holdings II for each of the fiscal years ended March 31, 1994, 1995, 1996 and 1997 were audited by Ernst & Young LLP, independent auditors. The Consolidated Financial Statements for the three years in the period ended March 31, 1997 appear elsewhere in this annual report. The selected financial data as of and for the fiscal year ended March 31, 1993 have been derived from unaudited consolidated financial statements of Astor Holdings II, but include all adjustments that are, in the opinion of management, necessary for a fair presentation of Astor Holdings II's financial position as of such date and results of operations for such period. Astor Holdings II, the parent corporation of Astor Corporation, has guaranteed the obligations of Astor Corporation under the Senior Subordinated Notes and has no material operating assets or liabilities or operations other than its ownership of all the outstanding common stock of Astor Corporation, the outstanding $1.7 million (liquidation preference) of preferred voting ordinary stock of ABI Acquisition 1 plc, a subsidiary of Astor Corporation, a subordinated intercompany note payable to the Parent in the amount of $6.1 million and a corresponding subordinated intercompany note receivable from ABI Acquisition 1 plc in the amount of $6.1 million. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related notes thereto of Astor Holdings II included elsewhere in this annual report.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                    AS OF AND FOR YEARS ENDED MARCH 31,
                                                         ---------------------------------------------------------
                                                          1997(1)    1996(2)     1995        1994         1993
                                                         ---------  ---------  ---------  -----------  -----------
                                                                          (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
  Sales (3)............................................  $ 197,000  $ 130,957  $  58,728   $  49,571    $  42,447
  Gross profit before depreciation.....................     46,610     27,242      7,302       3,759          789
  Selling, general and administrative expenses.........     22,114     13,767      4,132       3,652        3,005
  Depreciation and amortization........................      7,892      5,416      1,993       4,041        4,870
  Asset writedown......................................         --         --         --      25,883(4)         --
                                                         ---------  ---------  ---------  -----------  -----------
  Income (loss) from operations........................     16,604      8,059      1,117     (29,817)      (7,086)
  Income from Rheochem.................................        651         91         --          --           --
  Interest and other income............................         --         --         --           5            7
  Interest expense.....................................     10,214      5,251      1,606       1,476        1,015
  Reorganization expense...............................         --        856      1,088       1,256        1,815
                                                         ---------  ---------  ---------  -----------  -----------
  Income (loss) before income taxes and extraordinary
    items..............................................      7,041      2,043     (1,517)    (32,544)      (9,909)
  Provision for (benefit from) income taxes............        548     (3,434 (5)        --         --         --
                                                         ---------  ---------  ---------  -----------  -----------
  Income (loss) before extraordinary items.............      6,494      5,477     (1,517)    (32,544)      (9,909)
  Extraordinary items..................................     (3,783 (6)    44,933(7)        --         --         --
                                                         ---------  ---------  ---------  -----------  -----------
  Net income (loss)....................................  $   2,711  $  50,410  $  (1,517)  $ (32,544)   $  (9,909)
                                                         ---------  ---------  ---------  -----------  -----------
                                                         ---------  ---------  ---------  -----------  -----------

OTHER DATA:
  Cash flow from investing activities..................  $ (58,187) $ (65,186) $    (274)  $    (260)   $    (146)
  Cash flow from financing activities..................     51,475     63,273       (114)       (508)       3,141
  Cash flow from operating activities..................     18,395      1,357        859         391       (2,894)
  EBITDA (8)...........................................     25,147     13,566      3,170         107       (2,216)
  EBITDA margin (9)....................................       12.8%      10.4%       5.4%        0.2%         N/A
  EBITDA to interest expense, net......................        2.5x       2.6x       2.0x        0.1x         N/A
  Total debt to EBITDA.................................        5.5x       5.6x      20.2x        N/A          N/A
  Capital expenditures.................................  $   4,889  $   4,640  $     274   $     260    $      70

                                                                                     AS OF MARCH 31,
                                                                ---------------------------------------------------------
                                                                  1997      1996(1)     1995        1994         1993
                                                                ---------  ---------  ---------  -----------  -----------
BALANCE SHEET DATA:
  Current assets..............................................  $  76,253  $  47,479  $  13,475   $ 10, 192    $  12,313
  Current liabilities.........................................     38,679     27,604     13,707       6,239        3,743
  Total assets................................................    222,127    142,906     30,166      28,131       58,344
  Total debt..................................................    139,036     76,524     64,075      56,696       55,336
  Stockholder's equity (deficit)..............................     38,898     36,358 10)   (44,115)    (42,599)    (10,055)

------------------------------

(1) Represents Astor Holdings II's consolidated results of operations for the fiscal year ended March 31,1997, which includes the results of operations of ADCO since its acquisition on October 8, 1996.

(2) Represents Astor Holdings II's consolidated results of operations for the fiscal year ended March 31, 1996, which includes the results of operations of ABI since its acquisition on June 28, 1995.

(3) Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

(4) In fiscal year 1994, Astor Holdings II recorded a provision of $25.9 million, representing the writedown of property, plant and equipment and other intangible assets in order to recognize a permanent impairment of value.

(5) During this period Astor Holdings II recognized a net deferred tax asset primarily with respect to net operating loss carryforwards.

(6) Astor Holdings II recorded a loss on early extinguishment of debt (net of tax benefits of $2.2 million) upon prepayment of loans under the UBS Credit Facility with part of the net proceeds of the Note Offering.

(7) Astor Holdings II recorded a gain on the forgiveness of debt of $44.9 million upon the effectiveness of Petrowax's Reorganization Plan as of June 28, 1995.

(8) EBITDA represents earnings before interest expense, income tax expense, depreciation and amortization expense, extraordinary items, asset writedown and reorganization costs. EBITDA as used herein may not be comparable to similarly titled measures reported by other companies. Information concerning EBITDA has been included as it is used by certain investors as a measure of a company's ability to service its debt. EBITDA may also be considered an important measure to the Company because certain of the financial ratio covenants in the Company's senior credit facility are based in part upon EBITDA. EBITDA is not a GAAP measure of financial performance and should not be used as an alternative to, or be construed as more meaningful than, operating income or cash flows or as an indicator of the operating performance or liquidity of Astor Holdings II. EBITDA differs from cash flows from operating activities primarily because, unlike cash flow from operations, EBITDA excludes interest expense, taxes and net change in working capital.

(9) EBITDA margin is the ratio of EBITDA to sales, expressed as a percentage.

(10) In addition to the forgiveness of debt by Petrowax's creditors, the sole stockholder recapitalized Astor Holdings II on June 28, 1995 by contributing $30.7 million to its equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and the Consolidated Financial Statements and the related notes included elsewhere in this annual report.

RESULTS OF OPERATIONS

    The following table summarizes Astor Holdings II's historical results of operations as a percentage of sales for the last three fiscal years ended March 31, 1997, 1996 and 1995:

                                                                                      YEARS ENDED MARCH 31,
                                                                                 -------------------------------
                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
INCOME STATEMENT DATA:
  Sales........................................................................      100.0%     100.0%     100.0%
  Cost of sales................................................................       76.3       79.2       87.6
                                                                                 ---------  ---------  ---------
  Gross profit before depreciation.............................................       23.7       20.8       12.4
  Selling, general and administrative expenses.................................       11.2       10.5        7.0
  Depreciation and amortization................................................        4.0        4.1        3.4
  Reorganization expense.......................................................         --        0.7        1.9
                                                                                 ---------  ---------  ---------
  Income from operations.......................................................        8.5        5.5        0.1
  Income from Rheochem.........................................................        0.3        0.1         --
  Interest expense, net........................................................        5.2        4.0        2.7
                                                                                 ---------  ---------  ---------
  Income (loss) before income taxes and extraordinary items....................        3.6        1.6       (2.6)
  Provision for (benefit from) income taxes....................................        0.3       (2.6)        --
                                                                                 ---------  ---------  ---------
  Income (loss) before extraordinary items.....................................        3.3        4.2       (2.6)
  Extraordinary items..........................................................       (1.9)      34.3         --
                                                                                 ---------  ---------  ---------
  Net income (loss)............................................................        1.4%      38.5%      (2.6)%
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1996

    SALES. Sales increased by $66.0 million or 50% from $131.0 million in fiscal year 1996 to $197.0 million in fiscal year 1997. Of this sales increase, $23.6 million or 36% is related to the ADCO Acquisition in October 1996, and $23.4 million or 35% is attributable to the inclusion of results for ABI for a full twelve months in fiscal year 1997 as compared with only nine months in fiscal 1996. The remaining $19.0 million or 29% reflects higher volume in the specialty wax business as a result of capacity improvements and strong wax demand in the United States. Sales in Europe and Asia kept pace with last year despite slow economic growth in Europe and adverse foreign exchange fluctuations. Of this $19.0 million or 15% increase in sales, excluding the impact of ADCO and ABI, 2.5% was due to an increase in selling prices and 12.5% was due to an increase in sales volume.

    GROSS PROFIT. Gross profit increased by $19.4 million from $27.2 million in fiscal year 1996 to $46.6 million in fiscal year 1997. Approximately $6.6 million of the increase is attributable to the acquisition of ADCO and $5.9 million is attributable to the acquisition of ABI. Gross profit as a percentage of sales increased from 20.8% in fiscal year 1996 to 23.7% in fiscal year 1997, as a result of the ADCO Acquisition and lower unit costs in the specialty wax segment owing to the capital expenditure program. Excluding the effect of the ADCO Acquisition, the gross margin improved to 23.0%.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $8.3 million from $13.8 million for the fiscal year ended 1996 to $22.1 million for the fiscal year ended 1997. The acquisitions of ADCO and ABI accounted for $5.0 million of the increase. Of the remaining $3.3 million increase, $2.4 million was due to the implementation of an employee bonus program, payable upon achieving certain financial goals, and the remainder was due to the expansion of the business as a result of internal growth. Selling, general and administrative expenses, as a percentage of sales, increased from 10.5% in fiscal year 1996 to 11.2% in fiscal year 1997. Excluding the impact of the employee bonus program, selling, general and administrative expenses as a percentage of sales dropped to 10.0%.

    INCOME FROM RHEOCHEM. The Company's share of equity earnings from Rheochem was $0.7 million in fiscal year 1997 compared to $0.1 million from Rheochem for fiscal year 1996. The Company acquired its interest in Rheochem on June 28, 1995 with the acquisition of ABI.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $2.5 million from $5.4 million for the 1996 fiscal year to $7.9 million for the 1997 fiscal year, primarily because of the acquisitions of ADCO and ABI.

    INTEREST EXPENSE, NET. Interest expense, net, increased by $4.9 million from $5.3 million for the fiscal year ended March 31, 1996 to $10.2 million for the fiscal year ended March 31, 1997. This increase was due to the higher debt level of the Company related to the acquisitions of ADCO and ABI. During fiscal year 1997 the Company had an average amount of debt outstanding of $100.9 million, with the average interest rate during this period equal to 10.1%. During fiscal year 1996 the Company had an average amount of debt outstanding of $53.8 million, with the average interest rate during this period equal to 9.9%.

    REORGANIZATION ITEMS. No reorganization expenses were recognized in fiscal year 1997. Reorganization expenses of $0.9 million were recorded in fiscal year 1996 and were attributable to professional fees and employee operating costs associated with Petrowax's operating under bankruptcy.

    INCOME TAX EXPENSE. The provision for income tax was $0.5 million in fiscal year 1997 compared to a benefit from income taxes of $3.4 million in fiscal year 1996. Income taxes for fiscal years 1997 and 1996 included tax benefits relating to the release of valuation allowances of $1.6 million and $4.9 million, respectively.

    NET INCOME BEFORE EXTRAORDINARY ITEMS. As a result of the factors discussed above, particularly the acquisitions of ABI and ADCO, net income before extraordinary items increased by $1.0 million from $5.5 million in fiscal year 1996 to $6.5 million in fiscal year 1997.

    EXTRAORDINARY ITEM. The $3.8 million extraordinary loss on early extinguishment of debt in fiscal year 1997 was related to the write-off of deferred financing costs as a result of the early repayment of loans under the UBS Credit Facility. An extraordinary item resulting from the gain on cancellation of $44.9 million of debt was recorded in fiscal 1996, reflecting the discharge of pre-petition indebtedness of Petrowax.

FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1995

    SALES. Sales increased by $72.3 million from $58.7 million in fiscal year 1995 to $131.0 million in fiscal year 1996, primarily as a result of the June 1995 acquisition of ABI, which accounted for $68.6 million of such increase. Excluding the impact of ABI, sales increased $3.7 million or 6% from $58.7 million in fiscal year 1995 to $62.4 million in fiscal year 1996 as a result of
(i) increased sales volume owing to capacity improvements achieved from the capital expenditure program completed in January 1996, (ii) higher specialty wax prices realized in the U.S., (iii) a more focused marketing effort provided by the acquisition of ABI's sales force resulting in greater sales volume and (iv) a product mix shift to higher priced products. Of this 6% increase, excluding the impact of ABI, 5% was due to an increase in product prices and 1% was due to an increase in sales volume.

    GROSS PROFIT. Gross profit increased by $19.9 million from $7.3 million in fiscal year 1995 to $27.2 million in fiscal year 1996. Gross profit as a percentage of sales increased from 12.4% in fiscal year 1995 to 20.8% in fiscal year 1996, primarily as a result of the acquisition of ABI. Excluding ABI, Astor's gross profit increased by $2.8 million or 38% from $7.3 million in fiscal year 1995 to $10.1 million in fiscal year 1996 and, on a percentage of sales basis, from 12.4% in fiscal year 1995 to 16.2% in fiscal year 1996, principally as a result of the reasons discussed above.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $9.7 million from $4.1 million in fiscal year 1995 to $13.8 million in fiscal year 1996. The acquisition of ABI accounted for $7.6 million of the selling, general and administrative expenses increase. Included in selling, general and administrative expenses for fiscal year 1996 were non-recurring costs of $0.5 million related to a flood at the Farmer's Valley facility and $0.3 million related to non-recurring moving costs.

    INCOME FROM RHEOCHEM. The Company's share of equity earnings from Rheochem was $0.1 million in fiscal year 1996 compared to no income from Rheochem for fiscal year 1995. The Company acquired its interest in Rheochem on June 28, 1995 with the acquisition of ABI.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $3.4 million from $2.0 million in fiscal year 1995 to $5.4 million in fiscal year 1996, primarily owing to the acquisition of ABI.

    INTEREST EXPENSE, NET. Interest expense, net, increased by $3.7 million from $1.6 million in fiscal year 1995 to $5.3 million in fiscal year 1996. During fiscal 1996 the Company had an average amount of debt outstanding of $53.8 million, with the average interest rate during this period equal to 9.9%. The increased debt was primarily attributable to the acquisition of ABI.

    REORGANIZATION ITEMS. Reorganization expenses of $0.9 million were recognized in fiscal year 1996 compared to $1.1 million in fiscal year 1995. These expenses were primarily attributable to professional fees and employee costs associated with Petrowax's operating under bankruptcy. No additional costs pertaining to this matter are expected in the future.

    INCOME TAXES. A net income tax benefit of $3.4 million was recorded in fiscal 1996. This benefit is primarily attributed to the reduction in the valuation allowance related to the net deferred tax asset.

    NET INCOME BEFORE EXTRAORDINARY ITEMS. Net income before extraordinary items increased by $7.0 million from a loss of $1.5 million in fiscal year 1995 to income of $5.5 million in fiscal 1996.

    EXTRAORDINARY ITEM--GAIN ON CANCELLATION OF DEBT. An extraordinary item resulting from the gain on cancellation of debt of $44.9 million was recorded in fiscal year 1996 reflecting the discharge of pre-petition indebtedness of Petrowax.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities for the fiscal year ended March 31, 1997 was $18.4 million compared to $1.4 million for the fiscal year ended March 31, 1996. The $18.4 million of net cash provided in fiscal 1997 was primarily due to cash flow from operating profits of $13.5 million and a $4.9 million source of cash from working capital. The cash from working capital resulted mainly from a $7.3 million increase in accrued interest payable and accounts payable which offset increased inventories because of higher sales. The $1.4 million of net cash provided by operating activities for the fiscal year ended March 31, 1996 resulted primarily from cash flow from operating profits of $6.3 million and a $4.9 million use of cash from working capital. Included in cash uses for fiscal year 1996 was $1.0 million attributable to the reorganization of Petrowax.

    Cash used in investing activities for the fiscal years ended March 31, 1997 and 1996 was $58.2 million and $65.2 million, respectively. Cash used in investing for the fiscal year ended March 31, 1997 included the ADCO acquisition cost of $53.5 million (net of cash acquired) and capital expenditures of $4.9 million. Cash used for the fiscal year ended March 31, 1996 included the ABI acquisition costs of $60.8 million (net of cash acquired) and capital expenditures of $4.6 million. Astor expects to fund future capital expenditures primarily from cash generated from operating activities.

    Cash provided by financing activities for the fiscal year ended March 31, 1997 was $51.5 million due to (i) proceeds from the long-term debt issuance of $121.6 million, net of fees, and (ii) the repayment of the $69.7 million of outstanding indebtedness under the UBS Credit Facility. Cash provided by financing activities of $63.3 million for the fiscal year ended March 31, 1996 was due to (i) proceeds from the long-term debt issuance of $63.5 million, net of fees, (ii) $30.4 million from the issuance of stock, net of fees, and (iii) the repayment of $30.3 million of existing debt and settlement of bankruptcy claims.

    On October 8, 1996 the Company completed the ADCO Acquisition. This acquisition was financed through the private placement of the Senior Subordinated Notes. The remaining net proceeds from the Senior Subordinated Notes were used to repay outstanding indebtedness under the UBS Credit Facility and expenses. The Company also entered into a senior secured credit agreement (the "Senior Bank Facility") with certain lenders and The Chase Manhattan Bank, as agent, providing for a six year term loan, denominated in eurosterling, in an amount equivalent to $20.0 million and a six year revolving credit facility in an amount equivalent to $30.0 million (subject to borrowing base limitations), which will be available in U.S. dollars or eurosterling on a revolving basis.

    The Company's primary capital requirements consist of debt service and capital expenditures. The required debt amortization payments under the Senior Bank Facility for the next five fiscal years are: (i) $1.4 million in fiscal year 1998, (ii) $1.8 million in fiscal year 1999, (iii) $3.1 million in fiscal year 2000, (iv) $4.7 million for fiscal year 2001 and (v) $5.1 million for fiscal year 2002. The term loan and revolving credit loans under the Senior Bank Facility bear interest, at the election of the Company, at an interest rate determined either by the Bank's prime lending rate plus an initial margin of 1.25% or the eurodollar rate specified in the Senior Bank Facility plus an initial margin of 2.5%.

    The Senior Bank Facility and the Senior Subordinated Notes impose various restrictions and covenants on the Company, including, among other things, financial covenants relating to the maintenance of minimum fixed charge coverage ratios and interest coverage ratios, as well as restrictions on indebtedness, guarantees, acquisitions, capital expenditures, investments, loans, liens, restricted payments, and asset sales. In addition, the Senior Bank Facility and the Senior Subordinated Notes limit the ability of the Company and its subsidiaries to declare or pay any dividend on, or set apart assets for a sinking or other analogous fund for the purchase, redemption, defeasance, retirement or other acquisition of, any capital stock or any warrants or options to purchase any such capital stock. The Senior Bank Facility limits the ability of Astor Holdings II to pay dividends to the Parent. Effectively, Astor Holdings II may only pay dividends to the Parent in an amount equal to that which is required to be paid by the Parent pursuant to its management services agreement with Century City 1800 Partners, L.P. and UBS Capital LLC.

    The Company estimates that approximately $3.5 million is required annually for maintenance and improvements of its facilities. The Company's principal source of cash to fund these capital requirements is net cash provided by operating activities. As of March 31, 1997, the Company had available $24.5 million under its existing borrowing facilities, subject to certain borrowing base limitations. On April 30, 1997, the Company borrowed $12.5 million under the Senior Bank Facility to finance a portion of the acquisition of the remaining 50% of Rheochem. As of March 31, 1997, Astor Corporation had net operating loss carryforwards ("NOLs") aggregating approximately $22.0 million available to offset certain taxable income in future years. The utilization of these NOLs would be limited under Section 382 of the Internal Revenue Code (the "Code") if Astor Corporation were to undergo, or is deemed to have undergone, an "ownership change" as defined by the Code. There can be no assurance that such NOLs may be utilized in the future. The NOLs are expected to expire in the years 2007 through 2009.

    SEASONALITY. Revenues and earnings of the Company's two business segments, specialty waxes and adhesives and sealants, tend to be seasonal because of reduced candle wax sales in December resulting from customer purchase patterns and the decline of roofing and building construction projects in winter months. Both segments are also impacted by fewer work and shipping days because of scheduled plant shutdowns during the winter holidays. These factors have historically resulted in seasonal fluctuations in the performance of both segments, with the first and second quarters being stronger than the third and fourth quarters.

    FOREIGN EXCHANGE EXPOSURE. The functional currency for the majority of the Company's foreign operations is the applicable local currency. The bulk of the Company's foreign sales, raw materials, expenses, assets, and liabilities (including bank debt) are denominated in the local currency, providing for a natural hedge for currency exposure. For a small portion of foreign sales transactions, the Company uses forward foreign exchange contracts to mitigate exposure. There were no significant contracts outstanding at March 31, 1997. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Translation adjustments resulting from such translation were $0.5 million at March 31, 1997 and $0.3 million at March 31, 1996.

    HEDGING ACTIVITIES. The Company is currently not a party to any interest rate swap contracts relating to any of its outstanding debt. As of March 31, 1997, $109.9 million of the Company's outstanding debt of $132.9 million was subject to a fixed rate. In order to mitigate the impact of market price fluctuations, the Company has hedged a portion of its raw material costs by entering into a series of price swap contracts which fix the cost of a portion of the Company's crude oil purchases through March 31, 1998.

    ENVIRONMENTAL MATTERS. See "Business and Properties--Environmental Matters" for a discussion of certain environmental matters relating to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            ASTOR HOLDINGS II, INC.

                   AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                                                                PAGE
                                                                                                                -----

Report of Independent Auditors.............................................................................         F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets................................................................................         F-2

Consolidated Statements of Operations......................................................................         F-3

Consolidated Statements of Stockholder's Equity (Deficit)..................................................         F-4

Consolidated Statements of Cash Flows......................................................................         F-5

Notes to Consolidated Financial Statements.................................................................         F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth the name, age and position of each of the directors and executive officers of Astor Holdings II. Unless otherwise noted, each individual serves in the indicated capacity at each of Astor Holdings II, Astor Corporation and the Parent. Each director will hold office until the next annual meeting of stockholders or until his successor has been elected and qualified. Officers are elected by the Board of Directors and serve at the discretion of the Board.

NAME                                         AGE                             POSITION WITH COMPANY
---------------------------------------      ---      -------------------------------------------------------------------
Boyd D. Wainscott......................          53   Chairman of the Board, Chief Executive Officer, Director

C. Richard Spalton.....................          58   Director, President

John F. Gottshall......................          50   Vice President, Chief Financial Officer, Treasurer, Assistant
                                                        Secretary

David E. Hawkins.......................          47   Vice President, Chief Administrative Officer

Joseph C. Houssa.......................          51   Vice President, Chief Technical Officer (1)

Philip D. Beery........................          52   President of ADCO Division (1)

Thomas C. Pedersen.....................          43   President of Rheochem Technologies Division (1)

Adrian Browne..........................          36   Vice President, Controller, Assistant Treasurer, Assistant
                                                        Secretary (1)

Thomas P. Causer.......................          48   Vice President, Wax Manufacturing Operations (1)

Ron B. Hallewell.......................          48   Vice President, Sales and Marketing, America (1)

Kevin A. Quinn.........................          55   Vice President, General Counsel, Secretary

Alan J. Andreini.......................          51   Director

Richard R. Crowell.....................          42   Director

Mark C. Hardy..........................          33   Director

Justin S. Maccarone....................          37   Director

Gerald L. Parsky.......................          54   Director

Richard K. Roeder......................          48   Director

Charles E. Sax.........................          64   Director

W. Montague Yort.......................          33   Director, Assistant Secretary

------------------------

(1) Individual holds such positions at Astor Corporation and not at Astor Holdings II or the Parent.

    BOYD D. WAINSCOTT has served as Chairman and Chief Executive Officer of the Company since 1994 and as a director of the Company since June 1995. From 1990 to 1993, Mr. Wainscott served as President and Chief Executive Officer of Pitman-Moore, a division of the IMCERA Group and a global manufacturer and marketer of animal health and nutrition products. Prior to this, Mr. Wainscott held several senior marketing positions within Pitman-Moore and at Stauffer Chemical Company where he was responsible for sales and marketing of a division producing herbicides and industrial products.

    C. RICHARD SPALTON has served as President and a director of the Company since June 1995. Prior to that, Mr. Spalton was the Managing Director of Astor Stag Ltd. and ABI since 1974. Mr. Spalton joined ABI in 1971 as a Marketing Manager following nine years with Shell Oil in England.

    JOHN F. GOTTSHALL joined the Company in 1995 as its Chief Financial Officer. From 1991 to 1995, Mr. Gottshall served as Vice President and Chief Financial Officer at Trident NGL, Inc., a natural gas liquids firm. In addition, Mr. Gottshall was Senior Vice President and Chief Financial Officer of Freeport-McMoRan Resource Partners L.P., an agricultural products firm from 1987 to 1990 and Treasurer of Freeport-McMoRan Inc. from 1985 to 1987.

    DAVID E. HAWKINS has been the Chief Administrative Officer of the Company since 1994. From 1987 to 1993, Mr. Hawkins served in several senior management positions, including Vice President of Marketing from 1987 to 1989, and Senior Vice President of Strategic Planning, Mergers and Acquisitions from 1989 to 1993 at Pitman-Moore, a division of the IMCERA Group and a worldwide manufacturer of animal health and nutrition products.

    JOSEPH C. HOUSSA has been Vice President and Chief Technical Officer of Astor Corporation since June 1995. Mr. Houssa served ABI in several management positions since 1970, including Group Technical Director of ABI's West Drayton facility and director of Astor Stag Ltd., ABI's English subsidiary from 1989 to June 1995. Prior to that he was Chief Chemist and Product Director of Astor Stag S.A., ABI's Belgian subsidiary.

    PHILIP D. BEERY has been President of the ADCO Division of Astor Corporation since January 1997 and served as Chief Operating Officer of the ADCO Division from October 1996 to December 1996. From 1990 to October 1996, Mr. Beery served as Vice President of Sales and Marketing of ADCO, during which time he was in charge of all sales and marketing, including market development and new products.

    THOMAS C. PEDERSEN has been President of the Rheochem Technologies Division of Astor Corporation since May 1997. Mr. Pedersen founded Rheochem Manufacturing Company, Inc. in 1984 and served as Chief Executive Officer of that company and its successor, Rheochem Technologies, Inc., until April 1997. Mr. Pedersen has wide experience in PVC compounding technology.

    ADRIAN BROWNE has been a Vice President of Astor Corporation since 1996 and Controller of Astor Corporation since June 1995. Mr. Browne joined ABI as Group Finance Director in July 1994. Previously, he spent twelve years with the London office of KPMG Peat Marwick and was Senior Manager of the Audit Department from 1992 to 1994, working on audit and corporate finance assignments. Mr. Browne is a chartered accountant.

    THOMAS P. CAUSER has served as Vice President, Wax Manufacturing Operations of Astor Corporation since 1992. From 1990 to 1992, Mr. Causer was McKean Plant Manager and Quality Control Manager. Mr. Causer had previously spent 12 years as Quality Control Manager at Quaker State.

    RON B. HALLEWELL has been Vice President of Sales and Marketing, America at Astor Corporation since the acquisition of ABI in June 1995. Mr. Hallewell joined ABI in 1972 and held various management positions, including Vice President of Sales and Marketing of Astor Wax Corporation, a U.S. subsidiary of ABI, from August 1986 to June 1995.

    KEVIN A. QUINN was elected Vice President, General Counsel and Secretary of the Company in February 1997. From 1993 to 1996 Mr. Quinn served in several senior legal positions with Schering-Plough Corporation, a pharmaceutical company, including Associate General Counsel and Secretary from 1994 to 1996. Prior to that, Mr. Quinn was Vice President, Secretary and Associate General Counsel of The Pittston Company, a diversified mining, air freight and security services firm.

    ALAN J. ANDREINI has served as a director of the Company since 1989. Mr. Andreini is President and Chief Operating Officer of InterWorld Corporation, a developer of software solutions for high-end commercial users of the Internet. From 1978 until April 1997 Mr. Andreini served as Executive Vice

President of Comdisco, Inc., a technology services firm, where he was responsible for budgets, human resources, venture leasing and compensation. Mr. Andreini currently serves as a director of Comdisco, Inc., Hugoton Energy Corporation, and Youth Services International, Inc.

    RICHARD R. CROWELL has served as a director of the Company since June 1995. Mr. Crowell is a founding partner of Aurora Capital Partners L.P. ("ACP") and has served as a Managing Director of ACP since 1991. Prior to forming ACP, Mr. Crowell was a Managing Director of Rosecliff, Inc., the management company for Acadia Partners L.P. In addition, Mr. Crowell currently serves as a director of Aftermarket Technology Corp., a remanufacturer and distributor of automobile and truck drivetrain products ("ATC").

    MARK C. HARDY has served as a director of the Company since June 1995. Mr. Hardy joined ACP in June 1993 as an Associate and has been a Vice President of ACP since December 1995. Prior to joining ACP, Mr. Hardy was an Associate at Bain & Company, a consulting firm. In addition, Mr. Hardy currently serves as a director of ATC.

    JUSTIN S. MACCARONE has served as a director of the Company since September 1996. Mr. Maccarone has served as a Managing Director of UBS Capital LLC ("UBS Capital") since 1993 and as President and a director of UBS Partners LLC and its predecessor ("UBS Partners") since 1995. Mr. Maccarone served as a Senior Vice President at GE Capital Corporation from 1992 to 1993 and Vice President from 1989 to 1992. Mr. Maccarone also serves as a director of Peoples Telephone Company, Inc.

    GERALD L. PARSKY has served as a director of the Company since 1994. Mr. Parsky is a founding partner and has been the Chairman and Managing Director of ACP since its founding in 1991. Mr. Parsky is also the beneficial owner of Century City 1800 Partners, L.P., a Delaware limited partnership ("CC 1800"). Prior to forming ACP, Mr. Parsky was a Senior Partner and member of the Executive and Management Committees with the law firm of Gibson, Dunn & Crutcher. Mr. Parsky is a director of ATC.

    RICHARD K. ROEDER has served as a director of the Company since June 1995. Mr. Roeder is a founding partner and has been a Managing Director of ACP since its founding in 1991. Prior to forming ACP, Mr. Roeder was a partner in the law firm of Paul, Hastings, Janofsky & Walker, where he served as Chairman of the firm's Corporate Law Department and a member of its National Management Committee. In addition, Mr. Roeder currently serves as a director of ATC.

    CHARLES E. SAX has served as a director of the Company since May 1997. Mr. Sax served as President of the ADCO Division of Astor Corporation from October 1996 to December 1996. From 1985 to October 1996, Mr. Sax served as President of ADCO and from 1993 to October 1996 he served as a director of ADCO. Mr. Sax began working for ADCO in 1985, following its acquisition by Nalco, and spent a combined 38 years with Nalco and ADCO.

    W. MONTAGUE YORT has served as a director of the Company since June 1995. Mr. Yort joined ACP in April 1993 as an Associate and has been a Vice President of ACP since December 1995. From June 1992 to April 1993, Mr. Yort was an Associate at Morgan Stanley & Co. Incorporated.

    Under the Stockholders Agreement, dated as of June 27, 1995, among the Company and certain of its stockholders, warrant holders and option holders, UBS Partners, a stockholder of the Company, is entitled to appoint two members of the Board of Directors of the Parent and one member of the Boards of Directors of Astor Holdings II and its subsidiaries. Pursuant to the Stockholders Agreement, UBS Partners designated Justin S. Maccarone to serve on the Boards of Directors of the Parent and its subsidiaries. In addition, UBS Partners is entitled to have one UBS Board nominee serve as a member of each Board committee of the Parent and its subsidiaries. Upon consummation of a qualified initial public offering by the Parent, the rights of UBS Partners under the Stockholders Agreement to designate such individuals to serve on such boards and committees will terminate.

ITEM 11.  EXECUTIVE COMPENSATION.

    COMPENSATION SUMMARY

    The following table sets forth compensation of the Chief Executive Officer and the other four most highly compensated executive officers of the Company for the fiscal year ended March 31, 1997 (the "Named Executive Officers").

                         SUMMARY COMPENSATION TABLE (1)

                                                                                           LONG-TERM
                                                                                         COMPENSATION
                                                                                            AWARDS
                                                                ANNUAL                  ---------------
                                                             COMPENSATION                  NUMBER OF
                                                --------------------------------------    SECURITIES
                                                                        OTHER ANNUAL      UNDERLYING       ALL OTHER
                                                                      COMPENSATION(2)    OPTIONS(#)(3)   COMPENSATION
                                                                      ----------------  ---------------  -------------
NAME AND PRINCIPAL POSITION            YEAR      SALARY      BONUS
-----------------------------------  ---------  ---------  ---------

Boyd D. Wainscott,.................       1997  $ 309,000  $ 364,291         --               --          $    17,200(4)
  Chief Executive Officer                 1996    270,000    170,482         --               81,818           58,308

C. Richard Spalton,................       1997    206,000    200,000         --               --               19,358(5)
  President                               1996    178,250     96,487(6)        --             34,091           17,290

John F. Gottshall,.................       1997    195,700    159,051         --               --               17,183(7)
  Chief Financial Officer                 1996    142,500(8)    22,900        --              10,227           87,168

David E. Hawkins,..................       1997    162,000    108,743         --                1,000            2,670(9)
  Chief Administrative Officer            1996    135,000     18,600         --                6,818          105,947

Joseph C. Houssa,..................       1997    152,800     99,320         --               --               31,046(5)
  Chief Technical Officer                 1996    143,800     25,110         --               10,227           31,168

------------------------------

(1) Figures are in United States dollars and where appropriate reflect an assumed exchange rate of L1.00 to $1.60 for fiscal year 1997 and L1.00 to $1.55 and 32.00 Belgian francs to $1.00 for fiscal year 1996.

(2) Excludes perquisites and other personal benefits which do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for any Named Executive Officer.

(3) Represents options issued by the Parent to purchase securities of the Parent. All such options were issued pursuant to the Parent's 1995 Stock Incentive Plan (the "Stock Incentive Plan"). Pursuant to the Stock Incentive Plan, the Compensation Committee of the Board of Directors of the Parent (the "Compensation Committee") determines the terms and conditions of each option granted.

(4) Reflects the payment of relocation costs of $5,240, insurance premiums of $8,870, and matching contributions of $3,090 under the Company's Retirement Savings Plan.

(5) Reflects contributions by the Company under a pension plan covering senior employees based in the U.K. Annual benefits under this plan are equal to the product of final pensionable salary and pensionable years of service divided by 60. Benefits are not subject to social security or other offset.

(6) Includes a bonus of $46,113 paid by ABI prior to the June 1995 acquisition.

(7) Reflects the payment of relocation costs of $10,985, insurance premiums of $1,795, and matching contributions of $4,403 under the Company's Retirement Savings Plan.

(8) Reflects salary from July 1995 (commencement date of employment) to March 1996.

(9) Reflects the payment of insurance premiums of $2,670.

    OPTION GRANTS

    Shown below is information for the fiscal year ended March 31, 1997 concerning option grants by the Parent to the Named Executive Officers to purchase shares of the Parent's Class D Common Stock.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                           POTENTIAL REALIZABLE
                                                       INDIVIDUAL
                                                         GRANTS                                              VALUE AT ASSUMED
                                         --------------------------------------                              ANNUAL RATES OF
                                              NUMBER OF          PERCENT OF                                    STOCK PRICE
                                             SECURITIES         TOTAL OPTIONS                                  APPRECIATION
                                             UNDERLYING          GRANTED TO       EXERCISE                   FOR OPTION TERM
                                           OPTIONS GRANTED      EMPLOYEES IN      PRICE PER   EXPIRATION   --------------------
                                               (#)(1)            FISCAL YEAR        SHARE        DATE         5%         10%
                                         -------------------  -----------------  -----------  -----------  ---------  ---------
Boyd D. Wainscott......................          --                  --              --           --          --         --
C. Richard Spalton.....................          --                  --              --           --          --         --
John F. Gottshall......................          --                  --              --           --          --         --
David E. Hawkins.......................           1,000                 4.2%      $   15.00      3/17/07   $   9,433  $  23,906
Joseph C. Houssa.......................          --                  --              --           --          --         --

------------------------------

(1) These options were granted under the Stock Incentive Plan. The exercise price is the fair market value of the underlying shares on the date of grant. The options are for a term of ten years and become exercisable in five equal annual installments commencing on October 8, 1997, subject to satisfaction or waiver of an EBITDA goal, or in full immediately prior to a change of control of the Parent.

EXERCISES OF OPTIONS AND AGGREGATE YEAR-END OPTION VALUES

    Shown below is information with respect to the year-end values of all options held by the Named Executive Officers. No Named Executive Officer exercised any options in the fiscal year ended March 31, 1997.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                      NUMBER OF             VALUE OF
                                                     SECURITIES           UNEXERCISED
                                                     UNDERLYING           IN-THE-MONEY
                                                     UNEXERCISED           OPTIONS AT
                                                     OPTIONS AT         FISCAL YEAR-END
                                                 FISCAL YEAR-END (#)         ($)(1)
                                                    EXERCISABLE/          EXERCISABLE/
                                                    UNEXERCISABLE        UNEXERCISABLE
                                                 -------------------  --------------------
Boyd D. Wainscott..............................      16,364/65,454         81,820/327,270
C. Richard Spalton.............................       6,818/27,273         34,090/136,365
John F. Gottshall..............................        2,045/8,182          10,225/40,910
David E. Hawkins...............................        1,364/6,454           6,820/27,270
Joseph C. Houssa...............................        2,045/8,182          10,225/40,910

------------------------

(1) Calculated by using the estimated fair market value of the Common Stock on March 31, 1997, as determined by the Board of Directors.

    EMPLOYMENT AGREEMENTS

    The Company has entered into an employment agreement with Boyd D. Wainscott effective as of June 28, 1995, which provides that he will serve as Chairman and Chief Executive Officer of the Company for an initial term of three years, which the Company can extend for successive one year periods. Pursuant to the agreement, Mr. Wainscott receives an annual salary of $300,000 subject to increase at the discretion of the Board of Directors of the Company. In addition, Mr. Wainscott is entitled to receive an annual bonus in an amount up to 100% of his then annual base salary, subject to the satisfaction of certain performance conditions and at the sole discretion of the Board of Directors of the Company if such conditions are not met. On October 30, 1995 Mr. Wainscott received stock options to purchase 81,818 shares of Common Stock of the Parent which vest over a five-year period and become exercisable upon vesting. If Mr. Wainscott's employment is terminated without cause by the Company, he will be entitled to receive as severance an amount equivalent to his then annual base salary for the remaining three year initial term of his employment and the accrued portion of any bonus through the date of the termination.

    The Company has entered into an employment agreement with Charles R. Spalton effective as of July 1, 1995, which provides that he will serve as President of the Company. The Company may terminate Mr. Spalton's employment on 24 months notice and Mr. Spalton may terminate his employment on six months notice, provided that such notice, whether given by the Company or Mr. Spalton, may not be effective prior to June 30, 1998. The Company may terminate Mr. Spalton's employment by giving him at least 24 months written notice. Pursuant to the agreement, Mr. Spalton receives an annual salary of L125,000 (or $200,000 at an exchange rate of L1.00 to $1.60), subject to increase at the discretion of the Board of Directors of the Company. In addition, Mr. Spalton is entitled to receive an annual bonus in an amount up to 75% of his then annual base salary, subject to the satisfaction of certain performance conditions and at the sole discretion of the Board of Directors of the Company if such conditions are not met. On October 30, 1995 Mr. Spalton received stock options to purchase 34,091 shares of Common Stock of the Parent which vest over a five year period and become exercisable upon vesting.

    The Company has entered into an employment agreement with John F. Gottshall effective as of July 1, 1995, which provides that he will serve as Chief Financial Officer of the Company for an initial term of two years, which the Company can extend for successive one year periods. Pursuant to the agreement, Mr. Gottshall receives an annual salary of $190,000, subject to increase at the discretion of the Board of Directors of the Company. In addition, Mr. Gottshall is entitled to receive an annual bonus in an amount up to 40% of his then annual base salary, subject to the satisfaction of certain performance conditions and at the sole discretion of the Board of Directors of the Company if such conditions are not met. On October 30, 1995 Mr. Gottshall received stock options to purchase 10,227 shares of Common Stock of the Parent which vest over a five year period and become exercisable upon vesting. If Mr. Gottshall's employment is terminated without cause by the Company, he will be entitled to receive as severance (i) any accrued bonus, (ii) an amount equal to his annual base salary and any bonus for the initial term of two years as if he were employed for such period, (iii) 24-months of annual base salary at the time of termination or expiration, commencing as of the later of the termination date or the expiration of the initial two-year term, with such payments stopping upon Mr. Gottshall's employment with another employer; provided, however, he receives payment of his annual base salary for at least 12-months and (iv) an additional 12-months of bonus credited as if he were employed for the 12-month period following the later of the date of termination and the initial two-year term.

    The Company has entered into an employment agreement with David E. Hawkins which provides that he will serve as Chief Administrative Officer of the Company for a term expiring on July 1, 1998, which the Company can extend for successive one-year periods. Pursuant to the agreement, Mr. Hawkins receives an annual salary of $162,000, subject to increase at the discretion of the Board of Directors of the Company. In addition, Mr. Hawkins is entitled to receive an annual bonus in an amount up to 50% of his then annual base salary, subject to the satisfaction of certain performance conditions and at the sole discretion of the Board of Directors of the Company if such conditions are not met. On October 30, 1995 Mr. Hawkins received stock options to purchase 6,818 shares of Common Stock of the Parent and on March 17, 1997 he received options to purchase 1,000 such shares. Mr. Hawkin's options vest over a five year period and become exercisable upon vesting. If Mr. Hawkins' employment is terminated without cause by the Company, he will continue to receive his annual salary for twelve months following the termination and the accrued portion of any bonus through the date of termination.

    Astor Corporation has entered into an employment agreement with Joseph C. Houssa effective as of July 1, 1995, which provides that he will serve as Chief Technical Officer of Astor Corporation. Astor Corporation may terminate Mr. Houssa's employment on 24 months notice and Mr. Houssa may terminate his employment on six months notice, provided that such notice, whether given by Astor Corporation or Mr. Houssa, may not be effective prior to June 30, 1998. Pursuant to the agreement, Mr. Houssa receives an annual salary of L90,000 (or $144,000 at an exchange rate of L1.00 to $1.60), subject to increase at the discretion of the Board of Directors of Astor Corporation. In addition, Mr. Houssa is entitled to receive an annual bonus in an amount up to 50% of his then annual base salary, subject to the satisfaction of certain performance conditions and at the sole discretion of the Board of Directors of Astor Corporation if such conditions are not met. On October 30, 1995 Mr. Houssa received stock options to purchase 10,227 shares of Common Stock of the Parent which vest over a five year period and become exercisable upon vesting.

    The employment agreement of each of Messrs. Wainscott, Spalton, Gottshall, Hawkins and Houssa also contains (i) a nondisclosure provision which is effective for the term of such individual's employment with the Company and for an indefinite period thereafter and (ii) noninterference and non-competition provisions, each of which is effective for the term of such individual's employment with the Company and two years thereafter.

    DIRECTOR COMPENSATION

    Directors who are not employees of the Company receive no compensation for serving on the Board of Directors. Non-employee directors are reimbursed for their out-of-pocket expenses in attending Board meetings. Messrs. Crowell, Hardy, Parsky, Roeder and Yort receive no fees in their capacities as directors, but see "Certain Relationships and Related Transactions" for a description of certain other arrangements pursuant to which CC 1800, an affiliate of ACP, receives compensation from the Company. Each of Messrs. Crowell, Hardy, Parsky, Roeder and Yort is an affiliate of or limited partner of or employed by ACP. Mr. Parsky is the sole limited partner and the sole beneficial owner of the general partner of CC 1800. See "Directors and Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management".

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Messrs. Andreini, Crowell and Roeder serve as the Compensation Committee of the Company and administer the Stock Incentive Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    All the issued and outstanding capital stock of Astor Holding II is owned by the Parent. The table below sets forth the beneficial ownership of each class of issued and outstanding capital stock of the Parent as of May 31, 1997, by each director and Named Executive Officer of Astor Holdings II, the directors and executive officers of Astor Holdings II as a group, and each person who at such time beneficially owned more than 5% of the outstanding shares of any class of voting securities of the Parent.

                                                                                              PREFERRED STOCK
                                                       COMMON STOCK                --------------------------------------
                                         ----------------------------------------        NUMBER OF
NAME AND ADDRESS OF                             NUMBER OF           PERCENTAGE          SHARES AND         PERCENTAGE OF
BENEFICIAL OWNER                           SHARES AND CLASS(1)    OF CLASS(1)(2)          SERIES             CLASS(3)
---------------------------------------  -----------------------  ---------------  ---------------------  ---------------
Petrowax Equity Partners I,
 L.P.(4)(5)............................    535,715  Class A              100.0%       58,928  Series B            71.4%
Petrowax Equity Partners II,
 L.P.(4)(5)............................    142,857  Class B              100.0        15,714  Series B            19.0
Petrowax Equity Partners III,
 L.P.(4)(5)............................     35,714  Class C               50.0         3,929  Series B             4.8
Petrowax Equity Partners IV,
 L.P.(4)(5)............................     35,713  Class C               50.0         3,929  Series B             4.8
UBS Partners LLC.......................    409,090  Class C(6)            85.1       142,500  Series A           100.0
  299 Park Avenue,
  New York, NY 10171-0026
Alan J. Andreini (7)...................            --                   --                  --                  --
Richard R. Crowell (4).................            --                   --                  --                  --
John F. Gottshall (10).................      4,090  Class D(9)           100.0              --                  --
Mark C. Hardy (4)......................            --                   --                  --                  --
David E. Hawkins (10)..................      2,728  Class D(9)           100.0              --                  --
Joseph C. Houssa (8)...................      4,090  Class D(9)           100.0              --                  --
Justin S. Maccarone (11)...............            --                   --                  --                  --
Gerald L. Parsky (4)(5)................    535,715  Class A              100.0        82,500  Series B           100.0
                                           142,857  Class B              100.0
                                            71,427  Class C              100.0
Richard K. Roeder (4)..................            --                   --                  --                  --
Charles E. Sax (10)....................            --                   --                  --                  --
C. Richard Spalton (8).................     13,636  Class D(9)           100.0              --                  --
Boyd D. Wainscott (10).................     32,728  Class D(9)           100.0              --                  --
W. Montague Yort (4)...................            --                                       --                      --
All directors and officers as a group
 (19 persons)..........................    537,715  Class A              100.0        82,500                     100.0%
                                           142,857  Class B              100.0
                                            71,427  Class C              100.0
                                            64,910  Class D(9)           100.0

--------------------------

(1) The shares of Common Stock underlying options and warrants that are exercisable as of May 31, 1997 or that will become exercisable within 60 days thereafter are deemed to be outstanding for the purpose of calculating the beneficial ownership of the holder of such options and warrants, but are not deemed to be outstanding for the purpose of computing the beneficial ownership of any other person. As a result, the aggregate percentage ownership of a particular class of Common Stock may exceed 100.0%.

(2) The percentages shown are with respect to the individual classes of Common Stock.

(3) Percentages shown are with respect to the Series A Preferred Stock and the Series B Preferred Stock of the Parent.

(4) The address of such beneficial holder is 1800 Century Park East, Suite 1000, Los Angeles, California 90067.

(5) The general partner of each of Petrowax Equity Partners I L.P., Petrowax Equity Partners II L.P., Petrowax Equity Partners III L.P. and Petrowax Equity Partners IV L.P. (collectively, the "Investment Partnerships") is CC 1800, the sole limited partner of which is Gerald L. Parsky and the general partner of which is Century City 1800 Management Partners L.P., a Delaware limited partnership ("CCMP"). The sole limited partner of CCMP is Mr. Parsky and its general partner is a Delaware corporation which is wholly owned by Mr. Parsky. In view of Mr. Parsky's dispositive power over shares of Common Stock and Preferred Stock owned by each of the Investment Partnerships, Mr. Parsky may be deemed to beneficially own all the shares of Common Stock and Preferred Stock owned by each of the Investment Partnerships.

(6) Represents shares of Class C Common Stock issuable upon the exercise of 409,090 warrants that are immediately exercisable at $10.64 per share.

(7) Mr. Andreini is a limited partner of Petrowax Equity Partners III, L.P.

(8) The address of such beneficial holder is Tavistock Road, West Drayton, Middlesex, UB7 7 RA England.

(9) Represents shares of Class D Common Stock issuable upon the exercise of options granted under the Stock Incentive Plan, including options which will become exercisable within 60 days after May 31, 1997, as follows: Mr. Gottshall, 2,045 shares; Mr. Hawkins, 1,365 shares; Mr. Houssa, 2,045 shares; Mr. Spalton, 6,818 shares; and Mr. Wainscott, 16,364 shares.

(10) The address of such beneficial holder is 8521 Six Forks Road, Suite 105, Raleigh, North Carolina 27615.

(11) Mr. Maccarone is a director of UBS Partners, the beneficial owner of 142,500 shares of Series A Preferred Stock of the Company and warrants to purchase 409,090 shares of Class C Common Stock.

    The holders of Class A Common Stock, Class B Common Stock and Class C Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders, except that the holders of Class A Common Stock voting as a separate class are entitled to elect five directors of the Parent, the holders of Class B Common Stock voting as a separate class are entitled to elect five directors of the Parent and the holders of Class C Common Stock voting as a separate class are entitled to elect one director of the Parent. The Class D Common Stock is nonvoting except as may otherwise be required by applicable law. The Series A Preferred Stock and Series B Preferred Stock of the Parent are generally nonvoting except as may otherwise be required by applicable law.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The Company believes the transactions described below that were entered into by the Company and its subsidiaries were beneficial to the respective companies, and were no less favorable to the respective companies than could have been obtained from unaffiliated third parties pursuant to arms-length negotiations.

TRANSACTIONS WITH CC 1800 AND ITS AFFILIATES

    CC 1800 has entered into a Management Services Agreement with the Parent and UBS Capital pursuant to which CC 1800 earns management fees from the Parent in the amount of approximately $412,000 annually. These management fees are subject to annual increases to reflect increases in the Consumer Price Index. Under the terms of the Management Services Agreement, the Parent will also (i) pay CC 1800 a transaction fee equal to 1.4% of the aggregate acquisition consideration in connection with merger and acquisition services rendered in connection with acquisitions made by the Parent or any of the Parent's affiliates in which the Parent has an ownership interest and (ii) reimburse CC 1800 for all reasonable out-of-pocket costs and expenses incurred in connection with the performance of its obligations under the Management Services Agreement. Concurrently with the consummation of the Note Offering and the ADCO Acquisition, the Company paid CC 1800 a closing fee of $761,800 for financial advisory services. The Management Services Agreement also provides that the Parent will provide CC 1800 and its directors, officers, employees, partners and affiliates with customary indemnification against all actions not involving gross negligence or willful misconduct, or in criminal proceedings, if there was no reasonable cause to believe the alleged conduct was unlawful.

    Historically, the Company has paid certain administrative expenses of the Investment Partnerships aggregating less than $28,000 annually and expects to continue to pay such expenses in the future.

TRANSACTIONS WITH UBS AND ITS AFFILIATES

    In connection with the acquisition of ABI, UBS, an affiliate of UBS Partners, provided $77.5 million to the Company consisting of a term loan facility in the amount of $57.5 million and a revolving credit facility in the amount of $20.0 million (the "UBS Credit Facility"). The outstanding indebtedness under the UBS Credit Facility was repaid upon the consummation of the ADCO Acquisition out of a portion of the proceeds raised from the Note Offering. The term loan had a maturity of seven years, with a stated amortization schedule and an additional annual paydown based on cash flow. The outstanding principal balance of the term loan facility bore interest at the per annum rate of LIBOR plus 2.25%. The revolving facility had a term of seven years, with all outstanding principal to be paid at maturity. The outstanding principal balance of the revolving facility bore interest at a per annum rate equal to LIBOR plus 2.25%. The loans were secured by substantially all of the assets of Astor Corporation.

    UBS Capital is a party to the Parent's Management Services Agreement with CC 1800. Under the terms of the Management Services Agreement, the Parent will (i) pay to UBS Capital a transaction fee equal to 0.6% of the aggregate acquisition consideration for merger and acquisition services rendered in connection with acquisitions made by the Parent or any of the Parent's affiliates in which the Parent has an ownership interest and (ii) reimburse UBS Capital for all reasonable out-of-pocket costs and expenses incurred in connection with the performance of its obligations under the Management Services Agreement. Concurrent with the consummation of the Note Offering and the ADCO Acquisition, the Parent paid UBS Capital a closing fee of $326,500 for financial advisory services. The Management Services Agreement also provides that the Parent shall provide UBS Capital and its directors, officers, employees, partners and affiliates with customary indemnification against all actions not involving gross negligence or willful misconduct, or in criminal proceedings, if there was no reasonable cause to believe the alleged conduct was unlawful.

RHEOCHEM

    In April 1997 the Company purchased for $14,100,00 in cash from Thomas C. Pedersen and members of his immediate family all the outstanding capital stock of Rheochem, Incorporated ("RCI"), whose sole asset was the 50% equity interest in Rheochem not already owned by the Company. Upon completion of the purchase, Rheochem merged into RCI, and RCI merged into Astor Corporation. Thomas C. Pedersen, who was President of Rheochem and RCI and the principal stockholder of RCI, has entered into a four-year employment agreement with Astor Corporation to serve as President of its Rheochem Technologies Division. During the 1997 fiscal year the Company had sales of approximately $6,700,000 to Rheochem and received a management fee of $1,643,000 for accounting services and technical support. For the six months ended April 30, 1997, Rheochem paid a management fee of $1,212,620 to RCI, and for the twelve months ended October 31, 1996 Rheochem paid a management fee of $1,478,486 to RCI.

TAX SHARING AGREEMENT

    The Parent intends to elect to file a consolidated Federal income tax return which will include Astor Holdings II, Astor Corporation and its direct and indirect subsidiaries. Under Federal tax law, Astor Holdings II, Astor Corporation and each of its subsidiaries can be held severally liable for all the Federal income tax liabilities with respect to each consolidated Federal income tax return of the Parent in which Astor Holdings II, Astor Corporation or its subsidiaries, respectively, are included.

    In order to allocate the tax liabilities among them, the Parent and its subsidiaries have entered into a Tax Sharing Agreement (the "Tax Sharing Agreement"), which provides in general that, so long as the Parent is required to file consolidated Federal income tax returns which include any of its subsidiaries, each such subsidiary will be responsible for paying to the Parent the Federal tax liability that would be payable by such subsidiary as though it filed a consolidated Federal income tax return that included only such subsidiary. Similar provisions will apply with respect to the filing of combined or consolidated state income or franchise tax returns and the payment of tax on such returns.

    Under the Tax Sharing Agreement, the Parent will determine the reporting of all items on its consolidated federal income tax returns and will be responsible for all audits and controversies. The tax liability of Astor will be adjusted to reflect adjustments resulting from resolved audits or other controversies and appropriate payments or reimbursements will be made.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Index to Financial Statements, Financial Statement Schedules and Exhibits:

1.         Financial Statements Index
           See Index to Financial Statements and Supplemental Data on page 25.
2.         Financial Statement Schedules Index
           II--Valuation and Qualifying Accounts......................................        S-1

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Reports on Form 8-K:

    No report on Form 8-K has been filed by the Company during the last quarter of the fiscal year ended March 31, 1997.

(c) Exhibit Index

    The following exhibits are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference to the previously filed document identified in the parenthetical statement following the description of such exhibit.

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                               DESCRIPTION                                               PAGE
-----------  ------------------------------------------------------------------------------------------------  ---------
       3.1   Certificate of Incorporation of Astor Holdings II, Inc. (Exhibit 3.3 to Astor Corporation's
               Registration Statement (Commission File No. 333-14913) on Form S-4 (the "Form S-4"))..........

       3.2   Bylaws of Astor Holdings II, Inc. (Exhibit 3.4 to the Form S-4).................................

       4.1   Indenture dated October 8, 1996, by and among Astor Corporation, Astor Holdings II, Inc. and
               State Street Bank and Trust Company, as trustee (Exhibit 4.1 to the Form S-4).................

      10.1   Groundwater Processing Remediation Agreement dated April 22, 1994, by and between Petrowax PA,
               Inc. and Quaker State Corporation (Exhibit 10.1 to the Form S-4)..............................

      10.2   Asset Purchase and Sale Agreement dated as of March 30, 1990, by and between Petrowax PA, Inc.
               and Quaker State Corporation, as amended (Exhibit 10.2 to the Form S-4).......................

      10.3   Slack Wax and Petrolatum Sales Agreement dated April 22, 1994, by and between Petrowax PA, Inc.
               and Quaker State Corporation (Exhibit 10.3 to the Form S-4)...................................

      10.4   Amendment, Agreement and Joint Release dated April 22, 1994, by and between Petrowax PA, Inc.
               and Quaker State Corporation (Exhibit 10.4 to the Form S-4)...................................

      10.5   Management Services Agreement dated as of June 28, 1995, by and among Astor Holdings, Inc.,
               Century City 1800 Partners L.P. and UBS Capital Corporation...................................

      10.6   Stockholders Agreement dated as of June 28, 1995, by and among Astor Holdings, Inc. and certain of its Stockholders, Optionholders and Warrantholders.........................................

      10.7   Agreement and Plan of Merger dated as of July 12, 1996, by and among Astor Corporation, AAC
               Acquisition Corp. and ADCO Technologies, Inc..................................................

      10.8   Stock Purchase Agreement dated as of April 22, 1997, by and among Rheochem, Incorporated (RCI),
               Thomas C. Pedersen and the other stockholders of RCI, Rheochem Technologies, Inc. and Astor
               Corporation (Exhibit 2 to the Registrant's Current Report on Form 8-K dated June 30, 1997)....

      10.9   Agreement dated as of October 1, 1996, by and between Lube & Wax Ventures, L.L.C. and Astor
               Corporation (the "L & W Agreement") (Exhibit 10.6 to the Form S-4)............................

      10.10  First Amendment dated as of October 24, 1996, to L & W Agreement (Exhibit 10.14 to the Form
               S-4)..........................................................................................

      10.11  Second Amendment dated as of December 1, 1996, to L & W Agreement (Exhibit 10.1 to the Quarterly
               Report of Astor Holdings II, Inc. on Form 10-Q for the fiscal quarter ended December 31,
               1997).........................................................................................

     *10.12  Astor Holdings, Inc. 1995 Stock Incentive Plan (the "Stock Incentive Plan") and related form of
               Stock Option Agreement (Exhibit 10.20 to the Form S-4)........................................

  EXHIBIT
  NUMBER                                               DESCRIPTION                                               PAGE
-----------  ------------------------------------------------------------------------------------------------  ---------
     *10.13  Amendment No. 1 to the Stock Incentive Plan (Exhibit 10.21 to the Form S-4).....................

     *10.14  Astor Corporation 1997 Management Bonus Program (Exhibit 10.8 to the Form S-4)..................

     *10.15  Employment Agreement--Boyd D. Wainscott (Exhibit 10.13 to the Form S-4).........................

     *10.16  Employment Agreement--C. Richard Spalton (Exhibit 10.14 to the Form S-4)........................

     *10.17  Employment Agreement--Joseph C. Houssa (Exhibit 10.15 to the Form S-4)..........................

     *10.18  Employment Agreement--John F. Gottshall (Exhibit 10.16 to the Form S-4).........................

     *10.19  Employment Agreement--David E. Hawkins (Exhibit 10.17 to the Form S-4)..........................

     *10.20  First Amendment to Employment Agreement - David E. Hawkins......................................

      10.21  Credit Agreement (the "Credit Agreement") dated as of October 8, 1996, by and among Astor
               Corporation, certain lenders and The Chase Manhattan Bank, as agent (Exhibit 10.18 to the Form
               S-4)..........................................................................................

      10.22  First Amendment to Credit Agreement.............................................................

      10.23  Second Amendment to Credit Agreement............................................................

      10.24  Form of Indemnification Agreement with directors and executive officers.........................

      10.25  Purchase Agreement dated October 2, 1996, by and among Astor Corporation, Astor Holdings II,
               Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Chase Securities Inc. (Exhibit
               1.1 to the Form S-4)..........................................................................

      10.26  Registration Rights Agreement dated October 9, 1996, among Astor Corporation, Astor Holdings II,
               Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Chase Securities Inc. (Exhibit
               4.2 to the Form S-4)..........................................................................

      21     List of Subsidiaries of Astor Holdings II, Inc..................................................

      23     Independent Auditors' Consent from Ernst & Young LLP relating to Astor Holdings II, Inc.........

      24     Power of Attorney...............................................................................

      27     Financial Data Schedule.........................................................................

------------------------

*   Management contract or compensatory plan or arrangement.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
                             SECTION 12 OF THE ACT

    No annual report covering the registrant's last fiscal year or proxy material has been sent to security holders. Such a report is to be furnished to security holders subsequent to the filing of the annual report on this Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 30, 1997.

                                ASTOR HOLDINGS, II INC.

                                By:            /s/ BOYD D. WAINSCOTT
                                     -----------------------------------------
                                                 Boyd D. Wainscott
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on June 30, 1997.

             NAME                         TITLE
------------------------------  --------------------------

                                Chairman of the Board of
    /s/ BOYD D. WAINSCOTT       Directors
------------------------------  and Chief Executive
      Boyd D. Wainscott         Officer (Principal
                                Executive Officer)

    /s/ JOHN F. GOTTSHALL       Chief Financial Officer
------------------------------  (Principal Financial and
      John F. Gottshall         Accounting Officer)

              *
------------------------------  Director
       Alan J. Andreini

              *
------------------------------  Director
      Richard R. Crowell

              *
------------------------------  Director
        Mark C. Hardy

              *
------------------------------  Director
     Justin S. Maccarone

              *
------------------------------  Director
       Gerald L. Parsky

             NAME                         TITLE
------------------------------  --------------------------

              *
------------------------------  Director
      Richard R. Roeder

              *
------------------------------  Director
        Charles E. Sax

              *
------------------------------  Director
      C. Richard Spalton

              *
------------------------------  Director
       W. Montague Yort

*By:    /s/ JOHN F. GOTTSHALL
      -------------------------
          John F. Gottshall
          ATTORNEY-IN-FACT

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Astor Holdings II, Inc.

    We have audited the accompanying consolidated balance sheets of Astor Holdings II, Inc., as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astor Holdings II, Inc. at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Buffalo, New York
May 16, 1997

                            ASTOR HOLDINGS II, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                              MARCH 31
                                                                                   ------------------------------
                                                                                        1997            1996
                                                                                   --------------  --------------
                                     ASSETS
Current assets:
  Cash and cash equivalents......................................................  $   12,971,515  $    1,156,622
  Accounts receivable (net of allowance for doubtful accounts of $1,057,816 and
    $725,638, respectively)......................................................      29,978,756      23,810,998
  Receivable from Rheochem Technologies, Inc.....................................         474,641         566,000
  Inventory......................................................................      28,974,241      18,586,188
  Prepaid expenses...............................................................       2,183,930       1,754,867
  Other current assets...........................................................       1,669,647       1,603,917
                                                                                   --------------  --------------
Total current assets.............................................................      76,252,730      47,478,592
Property, plant and equipment:
  Land and improvements..........................................................       8,399,651       7,441,900
  Buildings and improvements.....................................................      12,989,776       7,078,157
  Machinery and equipment........................................................      60,838,116      40,895,658
                                                                                   --------------  --------------
Total cost.......................................................................      82,227,543      55,415,715
  Less accumulated depreciation..................................................      (8,998,162)     (4,461,309)
                                                                                   --------------  --------------
Property, plant and equipment--net...............................................      73,229,381      50,954,406
Investment in Rheochem Technologies, Inc.........................................       4,195,754       4,039,987
Goodwill.........................................................................      59,222,346      29,940,493
Other intangible assets..........................................................       9,226,444       6,572,429
Deferred tax asset...............................................................        --             3,919,644
                                                                                   --------------  --------------
Total assets.....................................................................  $  222,126,655  $  142,905,551
                                                                                   --------------  --------------
                                                                                   --------------  --------------
                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable...............................................................  $   21,195,040  $   16,271,224
  Accrued interest payable.......................................................       5,976,259         815,953
  Accrued wages and other payroll related items..................................       3,280,321       1,408,614
  Accrued vacation...............................................................       1,697,659       1,090,684
  Accrued professional fees......................................................       1,014,225       1,245,901
  Other accrued liabilities......................................................       4,023,336       2,024,471
  Current portion of long-term debt..............................................       1,491,912       4,746,683
                                                                                   --------------  --------------
Total current liabilities........................................................      38,678,752      27,603,530
Long-term debt...................................................................     131,417,927      66,069,960
Due to affiliated company........................................................       5,557,487       5,435,662
Deferred tax liability...........................................................       4,175,862       4,781,652
Other long-term liabilities......................................................       3,398,208       2,657,076
Shareholder's equity:
  Common stock:
  Par value $.01 per share; authorized 10,000 shares; issued and outstanding,
    1,000 shares in 1997 and 1996................................................              10              10
  Additional paid-in capital.....................................................      36,670,838      36,670,838
  Retained earnings--net of transfer of $23,863,808 accumulated deficit as a
    result of the March 31, 1996 quasi-reorganization............................       2,710,766        --
  Foreign currency translation adjustment........................................        (483,195)       (313,177)
                                                                                   --------------  --------------
Total shareholder's equity.......................................................      38,898,419      36,357,671
                                                                                   --------------  --------------
Total liabilities and shareholder's equity.......................................  $  222,126,655  $  142,905,551
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                            SEE ACCOMPANYING NOTES.

                            ASTOR HOLDINGS II, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                YEAR ENDED MARCH 31
                                                                   ---------------------------------------------
                                                                        1997            1996           1995
                                                                   --------------  --------------  -------------
Sales............................................................    $197,000,022    $130,956,941    $58,728,091
Cost of goods sold...............................................     150,390,273     103,714,966     51,425,640
                                                                   --------------  --------------  -------------
Gross profit before depreciation and amortization................      46,609,749      27,241,975      7,302,451
Selling, general and administrative expenses.....................      22,113,978      13,767,202      4,132,225
Depreciation and amortization....................................       7,891,854       5,416,228      1,992,559
                                                                   --------------  --------------  -------------
Operating income.................................................      16,603,917       8,058,545      1,177,667
Income from Rheochem Technologies, Inc...........................         651,000          91,000       --
Interest expense.................................................     (10,213,770)     (5,251,079)    (1,605,985)
Reorganization items.............................................        --              (856,335)    (1,087,944)
                                                                   --------------  --------------  -------------
Income (loss) before taxes and extraordinary items...............       7,041,147       2,042,131     (1,516,262)
Provision for (benefit from) income taxes........................         547,548      (3,434,166)      --
                                                                   --------------  --------------  -------------
Income (loss) before extraordinary items.........................       6,493,599       5,476,297     (1,516,262)
Extraordinary item--gain on cancellation of debt.................        --            44,933,236       --
Extraordinary item--loss on extinguishment of debt...............      (3,782,833)       --             --
                                                                   --------------  --------------  -------------
Net income (loss)................................................      $2,710,766     $50,409,533    $(1,516,262)
                                                                   --------------  --------------  -------------
                                                                   --------------  --------------  -------------

                            SEE ACCOMPANYING NOTES.

                            ASTOR HOLDINGS II, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                          REDEEMABLE PREFERRED                                             FOREIGN
                                                 STOCK                  COMMON STOCK        ADDITIONAL    CURRENCY     RETAINED
                                        ------------------------  ------------------------    PAID-IN    TRANSLATION   EARNINGS
                                          SENIOR       JUNIOR       CLASS A                   CAPITAL    ADJUSTMENT    (DEFICIT)
                                        -----------  -----------  -----------               -----------  -----------  -----------
Balance at April 1, 1994..............  $19,000,000  $10,000,000   $      10    $  --       $ 1,157,924   $  --       $(72,757,079)
Net loss..............................      --           --           --           --           --           --        (1,516,262)
                                        -----------  -----------       -----        -----   -----------  -----------  -----------
Balance at March 31, 1995.............  $19,000,000  $10,000,000   $      10    $  --       $ 1,157,924   $  --       $(74,273,341)
Cancellation of shares upon adoption
  of plan of reorganization...........  (19,000,000) (10,000,000)        (10)      --        29,000,010      --           --
Sale of common stock..................      --           --           --               10    30,376,712      --           --
Net income............................      --           --           --           --           --           --        50,409,533
Foreign currency translation
  adjustment..........................      --           --           --           --           --         (313,177)      --
Effect of quasi-reorganization as of
  March 31, 1996......................      --           --           --           --       (23,863,808)     --        23,863,808
                                        -----------  -----------       -----        -----   -----------  -----------  -----------
Balance at March 31, 1996.............  $   --       $   --        $  --        $      10   $36,670,838   $(313,177)  $   --
Net income............................      --           --           --           --           --           --         2,710,766
Foreign currency translation
  adjustment..........................      --           --           --           --           --         (170,018)      --
                                        -----------  -----------       -----        -----   -----------  -----------  -----------
Balance at March 31, 1997.............  $   --       $   --        $  --        $      10   $36,670,838   $(483,195)  $ 2,710,766
                                        -----------  -----------       -----        -----   -----------  -----------  -----------
                                        -----------  -----------       -----        -----   -----------  -----------  -----------

                                            TOTAL
                                        SHAREHOLDER'S
                                           EQUITY
                                          (DEFICIT)
                                        -------------
Balance at April 1, 1994..............   $(42,599,145)
Net loss..............................    (1,516,262)
                                        -------------
Balance at March 31, 1995.............   $(44,115,407)
Cancellation of shares upon adoption
  of plan of reorganization...........       --
Sale of common stock..................    30,376,722
Net income............................    50,409,533
Foreign currency translation
  adjustment..........................      (313,177)
Effect of quasi-reorganization as of
  March 31, 1996......................       --
                                        -------------
Balance at March 31, 1996.............   $36,357,671
Net income............................     2,710,766
Foreign currency translation
  adjustment..........................      (170,018)
                                        -------------
Balance at March 31, 1997.............   $38,898,419
                                        -------------
                                        -------------

                            SEE ACCOMPANYING NOTES.

                            ASTOR HOLDINGS II, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED MARCH 31
                                                                            ------------------------------------
                                                                               1997         1996         1995
                                                                            -----------  -----------  ----------
OPERATING ACTIVITIES
Net income (loss).........................................................  $ 2,710,766  $50,409,533  $(1,516,262)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization...........................................    7,891,854    5,416,228   1,992,559
  Income from debt cancellation...........................................      --       (44,933,236)     --
  Loss from extinguishment of debt........................................    5,746,379      --           --
  Equity in income of Rheochem Technologies,Inc...........................     (651,000)     (91,000)     --
  Amortization of discount on bonds.......................................       25,119      --           --
  Changes in operating assets and liabilities (net of businesses acquired in 1997 and 1996):
    Decrease in cash escrow...............................................      --           102,169      25,082
    Decrease (increase) in accounts receivable............................    1,295,627   (2,322,833)   (921,870)
    Decrease (increase) in receivable from Rheochem Technologies, Inc.....       91,359     (566,000)     --
    Increase in inventory.................................................   (3,228,806)     (17,668)   (290,077)
    (Increase) decrease in prepaid expenses and other current assets......      (81,325)     641,478     472,402
    Decrease in deposits..................................................      --            51,000      --
    Increase in accounts payable..........................................    2,108,039    1,326,103   1,161,213
    (Decrease) increase in accrued reorganization costs...................      --        (1,008,019)    192,452
    Decrease in deferred taxes............................................   (2,224,464)  (4,452,809)     --
    Decrease in other long-term liabilities...............................     (339,222)    (508,000)     --
    Increase in accrued interest payable..................................    5,150,449      335,854     603,593
    Decrease in accrued expenses                                                (99,775)  (3,026,198)   (860,225)
                                                                            -----------  -----------  ----------
    Subtotal..............................................................    2,671,882   (9,444,923)    382,570
                                                                            -----------  -----------  ----------
Net cash provided by operating activities.................................   18,395,000    1,356,602     858,867
INVESTING ACTIVITIES
Additions to property, plant and equipment................................   (4,889,231)  (4,639,815)   (273,979)
Acquisition of business, net of cash acquired of $1,890,134 and $1,510,342
  in 1997 and 1996, respectively..........................................  (53,545,365) (60,830,982)     --
Decrease in restricted cash...............................................      --           175,000      --
Dividends received........................................................      247,500      110,000      --
                                                                            -----------  -----------  ----------
Net cash used in investing activities.....................................  (58,187,096) (65,185,797)   (273,979)
FINANCING ACTIVITIES
Capital lease payments....................................................     (133,552)     (95,040)   (113,594)
Deferred debt issuance costs..............................................   (8,920,814)  (6,800,561)     --
Proceeds from long-term debt..............................................  130,499,475   70,321,438      --
Payments of long-term debt................................................  (69,674,058) (26,656,840)     --
Issuance of stock, net of fees............................................      --        30,376,722      --
Decrease in PCDR inventory financing......................................      --        (3,600,000)     --
Decrease in due to affiliate..............................................     (295,893)    (272,276)     --
                                                                            -----------  -----------  ----------
Net cash provided by (used in) financing activities.......................   51,475,158   63,273,443    (113,594)
Effect of exchange rate changes on cash and cash equivalents..............      131,831      993,630      --
                                                                            -----------  -----------  ----------
Net increase in cash and cash equivalents.................................   11,814,893      437,878     471,294
Cash and cash equivalents at beginning of period..........................    1,156,622      718,744     247,450
                                                                            -----------  -----------  ----------
Cash and cash equivalents at end of period................................  $12,971,515  $ 1,156,622  $  718,744
                                                                            -----------  -----------  ----------
                                                                            -----------  -----------  ----------
Supplementary cash flows data:
  Interest paid...........................................................  $ 4,834,370  $ 5,052,805  $1,002,000
  Income taxes paid.......................................................  $ 1,540,352  $ 2,411,362      --
Noncash investing and financing activities:
  Assets acquired by incurring notes payable..............................      --       $ 5,945,940      --

                            SEE ACCOMPANYING NOTES.

                            ASTOR HOLDINGS II, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION

    Astor Holdings II, Inc. ("Astor Holdings II") is a wholly-owned subsidiary of Astor Holdings, Inc. ("Astor Holdings") and a holding company of Astor Corporation. Astor Holdings II's operations primarily include the manufacturing of specialty wax products and adhesives and sealants for sale to end users in a diverse range of industries both domestically and internationally, whose applications require specialized products and blends. Astor Holdings II performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

    Astor Corporation was incorporated in 1989 as Petrowax PA Inc. ("Petrowax"). On June 28, 1995 certain investors (including certain former stockholders of Petrowax) contributed $30.7 million to capitalize Astor Holdings which then capitalized Astor Holdings II. Astor Holdings II then acquired shares of common stock of Petrowax for $10 million, and the shares of common stock held by the former stockholders of Petrowax were cancelled for no consideration. As a result, Astor Corporation is a wholly-owned subsidiary of Astor Holdings II. There was deemed to be no change of control resulting from this series of transactions. Petrowax had operated as a debtor in possession under Chapter 11 of the United States Bankruptcy Code from February 1992 until June 1995. Effective June 28, 1995, Petrowax emerged from bankruptcy. The funds necessary to pay claims in accordance with Petrowax's plan of reorganization ("Reorganization Plan") were generated from the $10 million capital contribution noted above and term loan borrowings of $14 million. As a result of implementing the Reorganization Plan, Petrowax recorded a gain on the forgiveness of debt of $44.9 million, net of the write-off of related deferred financing costs of $1.6 million. The net gain has been recorded as an extraordinary item in the accompanying 1996 statement of operations. Subsequent to the implementation of the Reorganization Plan, Petrowax's name was changed to Astor Corporation.

2. ACQUISITIONS

    On October 8, 1996, Astor Corporation purchased 100% of the outstanding capital stock and issued and unexercised stock options of Adco Technologies, Inc. ("ADCO") for cash of approximately $54.4 million and expenses of approximately $1 million using proceeds from a debenture offering. ADCO is a domestic producer of adhesives and sealants primarily for the roofing, automotive original equipment manufacturing, windshield replacement, window manufacturing, and concrete pipe and vault markets.

    On June 28, 1995, Astor Holdings II, through its wholly-owned subsidiaries, purchased 100% of the outstanding stock of Associated British Industries Limited ("ABI") for cash of $57.4 million plus expenses of $5.0 million and notes of $5.9 million. ABI is a United Kingdom manufacturer of petroleum wax blends and adhesives and sealants marketed to end users located throughout the world.

    The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The operating results of the acquired businesses have been included in the consolidated statements of operations from the dates of the acquisitions. If the ADCO acquisition had taken place at the beginning of fiscal 1997 rather than October 8, 1996, pro forma consolidated net sales would have been $226.5 million for fiscal 1997. Consolidated pro forma income before extraordinary items would have been $7.1 million for fiscal 1997. If the ADCO and ABI acquisitions had taken place at the beginning of fiscal 1996, pro forma consolidated net sales would have been $201.3 million and pro forma consolidated income before extraordinary item would have been $5.1 million for fiscal 1996. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of fiscal 1996 or 1997.

                            ASTOR HOLDINGS II, INC.

3. QUASI-REORGANIZATION

    Effective March 31, 1996, having attained consistent earnings for the nine-month period since its emergence from bankruptcy, Astor Holdings II, with shareholder approval, effected a quasi-reorganization. Astor Holdings II revalued its assets and liabilities resulting in no significant adjustments to the financial statements and transferred its retained earnings deficit of $23.9 million to additional paid-in capital. As a result, retained earnings has a zero balance at March 31, 1996 and in the future will represent accumulated earnings from that date forward.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Astor Holdings II and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    INVENTORY

    Inventory is stated at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method of inventory valuation.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost less the recognition of permanent impairment and depreciation recorded subsequent to such recognition. Depreciation is provided principally on the straight-line method over the respective estimated useful lives of the assets. The estimated useful lives of buildings are 20 to 50 years and the estimated useful lives of machinery and equipment are generally 10 to 16 years. Capital leases are amortized over the estimated useful life of the asset or lease term, as appropriate, using the straight-line method. Depreciation expense includes amortization of assets recorded under capital leases. For income tax purposes, accelerated methods of depreciation are used. Depreciation expense for the years ended March 31, 1997, 1996 and 1995 was approximately $5,039,000, $3,528,000 and $1,078,000, respectively.

    DEFERRED COSTS

    The costs related to the issuance of debt and certain organizational costs of Astor Holdings II have been deferred and are being amortized on a straight-line basis over 6 and 10 years, which are the lives of the term loan facility and the Senior Subordinated Notes, and 5 years for organization costs, respectively. The straight-line method of amortization is materially the same as the effective interest method.

    GOODWILL

    Goodwill represents the excess of acquisition cost over the value of net assets acquired and is being amortized over periods of 25 years related to ABI and 40 years related to ADCO. At March 31, 1997 and 1996, accumulated amortization amounted to approximately $2,542,000 and $926,000, respectively. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, Astor Holdings II's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows.

    REVENUE RECOGNITION

    Revenue is recognized when products are delivered or when title is passed to the customers.

                            ASTOR HOLDINGS II, INC.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    TRANSLATION OF FOREIGN CURRENCIES

    The functional currency for the majority of Astor Holdings II's and its subsidiaries' foreign operations is the applicable local currency. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Translation adjustments resulting from such translation are included as a separate component of shareholder's equity. Gains or losses resulting from foreign currency transactions are included in income.

    CASH EQUIVALENTS

    Astor Holdings II considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    INCOME TAXES

    Astor Holdings II accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), ACCOUNTING FOR INCOME TAXES. Under SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect of a change in tax rates is recognized in the period that includes the enactment date.

    RESEARCH AND DEVELOPMENT

    Research and development costs are charged to expense as incurred. Research and development expenses approximated $2,068,000 and $903,000 in the years ended March 31, 1997 and 1996, respectively. No research and development expense was incurred prior to fiscal year 1996.

    STOCK OPTIONS

    Astor Holdings II has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of Astor Holdings' stock at the date of grant over the amount an employee must pay to acquire the stock.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    In estimating the fair value of its fixed rate long-term debt instruments, Astor Holdings II used a discounted cash flow analysis, based upon the current incremental borrowing rate for similar types of borrowing arrangements. At March 31, 1997 and 1996, the carrying amounts of debt instruments approximate fair value.

    INTEREST RATE SWAP AGREEMENTS

    Astor Holdings II periodically enters into interest rate swap agreements. The interest rate differential to be received or paid is recognized over the lives of the agreements as an adjustment to interest expense. There were no interest rate swap agreements in place at March 31, 1997.

                            ASTOR HOLDINGS II, INC.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CRUDE OIL SWAP CONTRACTS

    Astor Holdings II periodically enters into price swap contracts to fix the purchase price of crude oil. The contracts are intended to mitigate the impact of market fluctuations related to the cost of crude oil on feedstock costs. Gains and losses on the contracts are deferred and are recognized in income during the periods affected. There were no crude oil swap agreements in place at March 31, 1997.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    IMPAIRMENT OF LONG-LIVED ASSETS

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Astor Holdings II adopted SFAS 121 effective April 1, 1996. The adoption of the accounting standard had no impact on Astor Holdings II's results of operations or financial position.

    RECLASSIFICATION OF PRIOR YEAR FINANCIAL STATEMENTS

    Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

5. INVENTORY

    Inventory consists of the following at March 31:

                                                                               1997           1996
                                                                           -------------  -------------
Raw materials............................................................  $  12,585,952  $   7,428,538
Work-in-process..........................................................      4,844,392      4,761,551
Finished goods...........................................................     12,568,134      6,766,970
Allowance for inventory obsolescence.....................................     (1,024,237)      (370,871)
                                                                           -------------  -------------
                                                                           $  28,974,241  $  18,586,188
                                                                           -------------  -------------
                                                                           -------------  -------------

                            ASTOR HOLDINGS II, INC.

6. OTHER INTANGIBLE ASSETS

    Other intangible assets consist of the following at March 31:

                                                                                  1997          1996
                                                                              ------------  ------------
Patents.....................................................................  $    370,125  $    --
Trade names.................................................................       515,113       479,986
Deferred organization costs.................................................        55,742        24,482
Deferred debt issuance costs................................................     8,920,814     6,800,561
                                                                              ------------  ------------
                                                                                 9,861,794     7,305,029
Less accumulated amortization...............................................      (635,350)     (732,600)
                                                                              ------------  ------------
                                                                              $  9,226,444  $  6,572,429
                                                                              ------------  ------------
                                                                              ------------  ------------

    Amortization expense for the years ended March 31, 1997, 1996 and 1995 was $1,122,000, $732,600 and $915,000, respectively. During the fiscal year ended March 31, 1996, the $1,789,547 deferred debt issuance costs that remained unamortized at March 31, 1995 were written off upon the emergence of Petrowax from bankruptcy and concurrent forgiveness of debt. In addition, during the fiscal year ended March 31, 1996, $6,800,561 of deferred debt issuance costs were recorded in connection with Astor Corporation's incurrence of debt related to the emergence from bankruptcy and the acquisition of ABI. The unamortized balance of such costs, which amounted to $5,746,379, was subsequently written off upon the repayment of the related debt with the proceeds from the issuance of the 10 1/2% Senior Subordinated Notes in the fiscal year ended March 31, 1997. The write-off was recorded as an extraordinary item in the accompanying statement of operations, net of an income tax benefit of $2,244,740. In addition, during the fiscal year ended March 31, 1997, $8,920,814 of deferred debt issuance costs were recorded in connection with Astor Corporation's issuance of the 10 1/2% Senior Subordinated Notes and refinancing under the Senior Secured Credit Agreement ("Senior Bank Facility") with The Chase Manhattan Bank ("Chase").

                            ASTOR HOLDINGS II, INC.

7. LONG-TERM DEBT

    Long-term debt at March 31 consists of the following:

                                                                                         1997           1996
                                                                                    --------------  -------------
Senior Secured Term Note payable to Chase denominated in Eurosterling in an amount of L12,779,553 at March 31, 1997. The term note matures on October 1, 2002.
  Interest is set at the Eurosterling Rate plus 2.5% (9.0675% at March 31, 1997)
  and is payable quarterly commencing January 1, 1997. Principal is repayable in
  21 quarterly installments of varying amounts, ranging from L239,617 to L958,466
  (or $392,852 to $1,571,405, respectively), commencing on October 1, 1997........  $   20,952,077  $    --

10 1/2% Series B Senior Subordinated Notes due October 15, 2006. Interest is due
  on October 15 and April 15 of each year, commencing on April 15, 1997...........     109,475,119       --

Term Note payable to Union Bank of Switzerland ("UBS") up to $37,500,000 plus
  L12,500,000 ($19,096,250) in the aggregate. Principal due in equal quarterly payments commencing December 28, 1995 through June 28, 2002 plus interest at a
  LIBOR based rate plus 2.25%. This note was repaid during the year ended March
  31, 1997........................................................................        --           54,959,916

Revolving Credit Note payable to UBS up to $20,00,000 in the aggregate. Interest set at prime plus 1%, or a LIBOR based rate plus 2.25%. This note was repaid
  during the year ended March 31, 1997............................................        --           13,466,480

Swing Line Credit Note payable to UBS. Interest at prime plus 1.75%. This note was
  repaid during the year ended March 31, 1997.....................................        --              700,000

Subordinated environmental notes payable to Quaker State Corporation. Principal due in equal quarterly installments commencing on July 1, 1999 through December
  31, 2008. Interest due monthly at the rate of 9% (see Note 13)..................         251,477        148,097

Obligations under capital leases..................................................          51,711        172,430

Mortgage..........................................................................         150,000        150,000

Revolving lines of credit.........................................................       2,029,455      1,219,720
                                                                                    --------------  -------------

Long-term debt....................................................................     132,909,839     70,816,643

Less current portion..............................................................      (1,491,912)    (4,746,683)
                                                                                    --------------  -------------

                                                                                    $  131,417,927  $  66,069,960
                                                                                    --------------  -------------
                                                                                    --------------  -------------

    On October 8, 1996, Astor Corporation entered into the Senior Bank Facility with Chase, which includes a term loan facility and a revolving credit facility.

    The term loan facility is denominated in Eurosterling in an amount not exceeding the U.S. dollar equivalent of $20.0 million at the closing date. These proceeds were lent by Astor Corporation to Astor Stag Ltd. and used to repay UBS existing indebtedness of Astor Stag Ltd. and ABI Acquisition 2 plc ("ABI AII"), both of which are subsidiaries of Astor Corporation based in the U.K.

                            ASTOR HOLDINGS II, INC.

7. LONG-TERM DEBT (CONTINUED)
    The revolving credit facility is in an amount not to exceed the U. S. dollar equivalent of $30.0 million which will be available in U.S. dollars or Eurosterling. Subject to the satisfaction of customary conditions and meeting certain borrowing base requirements, advances may be made at any time prior to October 1, 2002 to be used (i) to finance permitted acquisitions, (ii) to refinance existing indebtedness of Astor Corporation, ABI AII and Astor Stag Ltd. and (iii) to finance the working capital needs of Astor Corporation and its subsidiaries. Up to $10.0 million of the revolving credit facility will be available for letters of credit, of which $5,044,527 were outstanding at March 31, 1997. Astor Corporation is obligated to pay commitment fees, which equal 1/2% per annum, on the unused amount of the revolving credit facility. At March 31, 1997, there were no outstanding revolving credit borrowings under the Senior Bank Facility.

    The Senior Bank Facility is secured by a first priority security interest in all assets of Astor Corporation, all of the capital stock of Astor Holdings II, all of the capital stock of Astor Corporation's direct and indirect U.S. subsidiaries, 65% of the voting capital stock and all but one share of the non-voting capital stock of ABI AII and all of the capital stock of Astor Corporation. The obligations of Astor Corporation under the Senior Bank Facility are guaranteed on a senior secured basis by each of Astor Corporation's existing and future U.S. subsidiaries.

    The Senior Bank Facility contains extensive affirmative and negative covenants, including, among others, covenants relating to leverage, interest and fixed charge coverage and certain limits on, among other things, the ability of Astor Corporation to incur indebtedness, make capital expenditures, create liens, engage in mergers and consolidations, and make restricted payments. The Senior Bank Facility also limits the ability of Astor Holdings II to pay dividends to Astor Holdings. Effectively, Astor Holdings II is limited to paying dividends to Astor Holdings as is necessary for Astor Holdings to pay the amount due under its management agreement as noted in Note 15. As of March 31, 1997, Astor Corporation and Astor Holdings II were in compliance with these covenants.

    On October 8, 1996, Astor Corporation issued $110.0 million of 10 1/2% Senior Subordinated Notes Due 2006 (the "Old Notes") with an original issue discount of $550,000, which is being amortized to interest expense over the life of the notes. The proceeds were used to provide financing for the ADCO acquisition and the repayment of outstanding indebtedness to UBS. Interest on the notes is payable semi-annually on October 15 and April 15 of each year, commencing on April 15, 1997. The notes will mature on October 15, 2006. This sale was not registered under the Securities Act of 1933 (the "Securities Act") in reliance upon the exemption provided by Rule 144A promulgated under the Securities Act. On January 21, 1997, Astor Corporation exchanged the Old Notes for 10 1/2% Series B Senior Subordinated Notes Due 2006 (the "Notes"), which were registered with the Securities and Exchange Commission. The Notes, unlike the Old Notes, are expected to be freely transferable at all times. With the exception of the freely transferable nature of the Notes, the Notes are substantially identical to the Old Notes.

    The Notes are fully and unconditionally guaranteed on a senior subordinated basis by Astor Holdings II and future U.S. subsidiaries, if any, of Astor Corporation. The indenture governing the Notes contains certain covenants that impose limitations on, among other things, (i) the incurrence of additional indebtedness by Astor Corporation, any restricted subsidiary and Astor Holdings II, (ii) the issuance of disqualified stock, (iii) the making of certain restricted payments, (iv) the payment of dividends or other payments affecting subsidiaries, (v) layering, (vi) the incurrence of liens, (vii) transactions with affiliates and (viii) the consummation of certain mergers, consolidations or sales of assets. As of March 31, 1997, Astor Corporation was in compliance with these covenants.

                            ASTOR HOLDINGS II, INC.

7. LONG-TERM DEBT (CONTINUED)
    Scheduled maturities on long-term debt for each of the next five years as of March 31, 1997 and thereafter are as follows:

Year ending March 31,
  1998................................................................  $ 1,491,912
  1999................................................................    1,837,102
  2000................................................................    3,164,702
  2001................................................................    4,742,926
  2002................................................................    5,135,999
  Thereafter..........................................................  116,537,198
                                                                        -----------
                                                                        $132,909,839
                                                                        -----------
                                                                        -----------

8. LEASES

    Astor Holdings II is obligated under noncancelable operating leases expiring on various dates through June 30, 2003. Future minimum annual lease payments as of March 31, 1997 are as follows:

Year ending March 31,
  1998................................................................  $ 1,893,035
  1999................................................................    1,431,156
  2000................................................................    1,072,145
  2001................................................................      943,455
  2002................................................................      855,908
  Thereafter..........................................................    1,064,385

    Rent expense for all operating leases was approximately $1.9 million, $1.6 million and $1.4 million for the years ended March 31, 1997, 1996 and 1995, respectively.

                            ASTOR HOLDINGS II, INC.

9. STOCK OPTIONS

    Under Astor Holdings' 1995 Option Incentive Plan, as amended in January 1997, (the "Plan") 228,545 shares of Astor Holdings' Class D common stock were reserved for the grant of stock options to directors, employees and consultants. Options are granted at an exercise price of not less than $10 per share and on such other terms and conditions as the Compensation Committee of the Board of Directors may determine. No stock options may be granted under the Plan after June 28, 2005, and no Class D common shares may be issued after June 28, 2015. Options to purchase a total of 216,640 common shares have been granted to employees. Employee stock options become exercisable in five equal annual installments, subject to the satisfaction of performance conditions, which may be waived by the Compensation Committee. Options to purchase a total of 11,905 common shares have been granted to consultants, all of which became exercisable at the date of grant. No further shares are available for grant under the Plan.

    Astor Holdings II has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. Astor Holdings II recognized no compensation cost for stock-based employee compensation awards in the years ended March 31, 1997 and 1996. Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123") requires companies that do not adopt the new fair value accounting rules to disclose pro forma net income under the new method. If the fair value method accounting provisions of SFAS 123 had been adopted at the beginning of fiscal year 1996, net income would have been $2,595,000 and $50,301,000 for fiscal years 1997 and 1996, respectively. The fair value of these options was estimated at the date of grant using the Minimum Value option pricing model. A risk-free interest rate of return equal to the rate currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options was used to determine the fair value. The risk free interest rate utilized was 6.67% and 6.10% for options granted in the years ended March 31, 1997 and 1996, respectively. Other significant assumptions used include an expected life of 10 years and expected dividend yield of 0%.

    A summary of Astor Holdings' stock option activity and related information for the years ended March 31 follows:

                                                 1996                         1997
                                      ---------------------------  ---------------------------
                                                 WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                                       OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                      ---------  ----------------  ---------  ----------------
Outstanding--beginning of year......         --     $       --       204,545     $    10.00
Granted.............................    204,545          10.00        24,000          15.00
Exercised...........................         --             --            --             --
Forfeited...........................         --             --            --             --
Expired.............................         --             --            --             --
                                      ---------                    ---------
Outstanding--end of year............    204,545     $    10.00       228,545     $    10.53
                                      ---------                    ---------
                                      ---------                    ---------
Exercisable at end of year..........     10,905     $    10.00        50,633     $    10.10
                                      ---------                    ---------
                                      ---------                    ---------

    The weighted-average fair value of each option on the date of grant was $7.30 and $4.57 for those options granted in the years ended March 31, 1997 and 1996, respectively.

                            ASTOR HOLDINGS II, INC.

9. STOCK OPTIONS (CONTINUED)
    A summary of information regarding the options outstanding at March 31, 1997 follows:

                                                                    $10.00 -
Range of exercise prices....................................          $15.00
Weighted-average exercise price.............................          $10.53
Weighted-average remaining contractual life.................       8.4 years

10. INCOME TAXES

    The components of income before taxes and extraordinary items are as follows at March 31:

                                                        1997          1996           1995
                                                    ------------  ------------  --------------
Domestic..........................................  $  7,625,311  $  2,053,901  $   (1,516,262)
Foreign...........................................      (584,164)      (11,770)       --
                                                    ------------  ------------  --------------
                                                    $  7,041,147  $  2,042,131  $   (1,516,262)
                                                    ------------  ------------  --------------
                                                    ------------  ------------  --------------

    In 1995, no provision for federal income taxes was recorded as Astor Holdings II incurred net losses for financial reporting as well as income tax purposes. Income tax expense (credits) consist of the following at March 31:

                                                                      1997           1996
                                                                  -------------  -------------
Current:
  Federal.......................................................  $   1,229,013  $     339,350
  State.........................................................        200,543        312,520
  Foreign.......................................................      1,221,875        200,662
Deferred:
  Federal.......................................................       (120,186)    (4,865,981)
  State.........................................................       (564,197)       946,337
  Foreign.......................................................     (1,419,500)      (367,054)
                                                                  -------------  -------------
                                                                  $     547,548  $  (3,434,166)
                                                                  -------------  -------------
                                                                  -------------  -------------

                            ASTOR HOLDINGS II, INC.

10. INCOME TAXES (CONTINUED)
    Deferred taxes available to Astor Holdings II as of March 31 are as follows:

                                                                    1997                          1996
                                                        ----------------------------  ----------------------------
                                                          DOMESTIC        FOREIGN       DOMESTIC        FOREIGN
                                                        -------------  -------------  -------------  -------------
Deferred tax liabilities:
  Property, plant and equipment.......................  $  (9,696,079) $  (4,026,115) $  (4,229,030) $  (4,156,585)
  Intangible assets...................................       --             (140,156)      --             (881,000)
  Other...............................................       --             (147,256)        (8,231)      (135,110)
                                                        -------------  -------------  -------------  -------------
                                                        $  (9,696,079) $  (4,313,527) $  (4,237,261) $  (5,172,695)

Deferred tax assets:
  Federal net operating loss carryforward.............  $   7,257,648  $    --        $   8,413,560  $    --
  Accounts receivable.................................         83,330         38,448        145,278         70,704
  Inventory...........................................        197,235         10,487         32,000         88,434
  Accrued expenses and other long-term liabilities....      1,264,278         70,335      1,151,067        231,905
  Deferred interest...................................       --              704,905       --             --
  Other...............................................        207,078       --             --             --
  Valuation allowance.................................       --             --           (1,585,000)      --
                                                        -------------  -------------  -------------  -------------
                                                        $   9,009,569  $     824,175  $   8,156,905  $     391,043
                                                        -------------  -------------  -------------  -------------
Net deferred taxes....................................  $    (686,510) $  (3,489,352) $   3,919,644  $  (4,781,652)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

    At March 31, 1997, Astor Holdings II had an operating loss carryforward for tax reporting purposes of approximately $22 million, expiring in years 2007 through 2009, which is available to offset future federal taxable income. The utilization of the net operating losses would be limited under Section 382 of the Internal Revenue Code (the "Code") if Astor Corporation were to undergo, or is deemed to have previously undergone, an ownership change. Although Astor Holdings II has completed transactions that have involved substantial changes to its equity ownership, Astor Holdings II believes that an ownership change, as defined by the Code, has not occurred since June 1991.

    Astor Holdings II had incurred operating losses through fiscal year 1995 and, therefore, had recorded a valuation allowance for the entire deferred tax asset. In fiscal year 1996, as a result of several positive factors, Astor Holdings II determined it could eliminate the valuation allowance, with the exception of approximately $4.6 million of net operating losses generated prior to the June 1991 change in control which could potentially be subject to annual limitation of future use. The deferred tax asset related to these June 1991 and prior net operating losses had been offset by a valuation allowance of $1,585,000 as of March 31, 1996. The positive factors included the emergence from bankruptcy, the achievement of operational efficiencies, the acquisition of ABI which has a consistent history of positive earnings, and the achievement of consolidated net income for the fiscal year. In addition to generating a profit in fiscal year 1996, Astor Holdings II determined it would have been profitable in 1995 had the reorganization and acquisition of ABI taken place at the beginning of that year. As a result, Astor Holdings II believes it is more likely than not that the deferred tax asset will be realized. In fiscal year 1997, Astor Holdings II eliminated the remaining valuation allowance of $1,585,000 after it was concluded through tax planning strategies that it was more likely than not Astor Holdings II could utilize the 1991 and prior net operating losses that had been subject to the valuation allowance.

                            ASTOR HOLDINGS II, INC.

10. INCOME TAXES (CONTINUED)
    Total income tax expense for the fiscal year ended March 31, 1997 and 1996 differed from the amounts computed by applying the U.S. federal income tax rate to income before taxes and extraordinary items as a result of the following:

                                                                      1997           1996
                                                                  -------------  -------------
Income tax expense at the 34% statutory federal income tax
  rate..........................................................  $   2,394,000  $     694,325
Current and deferred state and local income taxes, net of
  federal income tax benefit....................................       (459,196)     1,152,837
Realization of the net operating losses previously subject to
  valuation allowance...........................................       --             (920,091)
Non-deductibility of goodwill amortization......................        618,000        315,000
Reduction of valuation allowances...............................     (1,585,000)    (4,865,981)
Other...........................................................       (420,256)       189,744
                                                                  -------------  -------------
Total income tax expense (benefit)..............................  $     547,548  $  (3,434,166)
                                                                  -------------  -------------
                                                                  -------------  -------------

11. EMPLOYEE BENEFIT PLANS

    Astor Holdings II, through its acquisition of ABI, has a contributory, defined-benefit pension plan covering certain employees in the United Kingdom. Benefits are based on length of service and a negotiated benefit rate. Astor Holdings II's policy is to fund the plan based upon statutory requirements. Plan assets are primarily invested in domestic and international stocks and bonds.

    Astor Holdings II, through its acquisition of ADCO, has a noncontributory, defined-benefit pension plan covering union employees at ADCO. Benefits are based on length of service and a negotiated benefit rate. Astor Holdings II's policy is to fund the plan based upon statutory requirements. Plan assets are invested in mutual funds and money market accounts.

                            ASTOR HOLDINGS II, INC.

11. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following tables present the funded status and amounts recognized in the balance sheet as of March 31:

                                                                                  1997                  1996
                                                                      ----------------------------  -------------
                                                                        PLAN WITH      PLAN WITH      PLAN WITH
                                                                        ASSETS IN     ACCUMULATED     ASSETS IN
                                                                        EXCESS OF     BENEFITS IN     EXCESS OF
                                                                       ACCUMULATED     EXCESS OF     ACCUMULATED
                                                                        BENEFITS        ASSETS        BENEFITS
                                                                      -------------  -------------  -------------
Actuarial present value of benefit obligations
  Vested............................................................  $  12,296,000  $     577,000  $  10,541,000
  Non-vested........................................................       --               37,000       --
                                                                      -------------  -------------  -------------
Accumulated benefit obligation......................................  $  12,296,000  $     614,000  $  10,541,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Projected benefit obligation........................................  $  14,123,000  $     614,000  $  12,150,000
Plan assets at fair value...........................................     14,498,000        444,000     13,172,000
                                                                      -------------  -------------  -------------
Plan assets in excess of (less than) projected benefit obligation...        375,000       (170,000)     1,022,000
Unrecognized net loss (gain)........................................         61,000       --             (613,000)
                                                                      -------------  -------------  -------------
Net pension asset (liability).......................................  $     436,000  $    (170,000) $     409,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    Net pension expense was comprised of the following:

                                                                                         1997           1996
                                                                                     -------------  -------------
Service cost.......................................................................  $     340,000  $     209,000
Interest cost on projected benefit obligation......................................      1,022,000        718,000
Actual return on plan assets.......................................................       (604,000)    (1,422,000)
                                                                                     -------------  -------------
Net amortization and deferral......................................................       (659,000)       606,000
                                                                                     -------------  -------------
                                                                                     $      99,000  $     111,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    At March 31, 1997, the assumed long-term rate of return on assets and discount rate used in determining net pension expense was 8% (8.5% for the ADCO plan) and 7.5%, respectively (9% and 8%, respectively, at March 31, 1996). The assumed rate of increase in the future compensation level was 5.5 % (6% at March 31, 1996).

    Astor Corporation also sponsors defined-contribution plans under Section 401(k) of the Code. These plans cover employees at the U.S. Wax Division. Employees may elect to contribute up to 15% of their annual compensation to the plans, subject to limits established by the Code. Astor Holdings II's contribution to the plans is based on 100% of the first 3% of compensation contributed by employees. Astor Holdings II also may make discretionary contributions. For the years ended March 31, 1997 and 1996, Astor Holdings II contributed approximately $441,000 and $92,000, respectively, in the aggregate to these plans. There were no contributions to these plans for the year ended March 31, 1995.

    ADCO also sponsors a retirement savings plan which includes a defined-contribution 401(k) plan and a discretionary profit sharing plan, which covers substantially all non-union employees. Astor Holdings II's contributions to the 401(k) plan are based on 1.25% of salary for the first 5% of compensation contributed by employees. For the period from October 8, 1996 to March 31, 1997, Astor Holdings II contributed approximately $21,000 to the 401(k) plan. The profit sharing amount is determined annually by the Board of Directors and was $134,000 for the period from October 8, 1996 to March 31, 1997.

                            ASTOR HOLDINGS II, INC.

12. POSTRETIREMENT MEDICAL BENEFITS

    Astor Holdings II provides certain health insurance benefits to eligible and formerly full-time retired U.S. employees. Participants generally become eligible for these benefits after achieving certain age and years of service requirements.

    Astor Holdings II will provide 100% of eligible employees' premium coverage for individuals at the Titusville, PA location, which relates to the ABI acquisition, retiring between the ages of 62 - 65 under the group health plan, and will provide premium coverage for eligible retirees greater than age 65 for coverage supplemental to Medicare.

    Effective February 1, 1996, Astor Holdings II ratified a new union contract in relation to its U.S. wax manufacturing plants which provides for Astor Holdings II to continue to pay for 80% of eligible individual employee group health and dental plan coverage for employees who retire between the ages of 62 and 65 with coverage ending upon attainment of age 65. The accumulated postretirement benefit obligation at the effective date was $538,000 and will be recognized over 20 years.

    Astor Holdings II's current policy is to fund these benefits on a pay-as-you-go basis.

    The amounts recognized in Astor Holdings II's March 31, 1997 and 1996 balance sheets are as follows:

                                                                                  1997          1996
                                                                              ------------  ------------
Accumulated postretirement benefits obligation:
  Retirees..................................................................  $    322,908  $    291,936
  Fully eligible active.....................................................       537,741       564,599
  Other, not fully eligible.................................................       259,059       247,965
                                                                              ------------  ------------

Total accumulated postretirement benefits obligation........................     1,119,708     1,104,500

Unrecognized prior service costs............................................      (506,367)     (533,500)
                                                                              ------------  ------------
Accrued postretirement benefit obligation...................................  $    613,341  $    571,000
                                                                              ------------  ------------
                                                                              ------------  ------------

    These obligations are included in other long-term liabilities on Astor Holdings II's March 31, 1997 and 1996 balance sheets.

    Net periodic postretirement benefit costs for the years ended March 31, 1997 and 1996 included the following components:

                                                                                  1997          1996
                                                                              ------------  ------------
Service cost--benefits earned during the period.............................  $     14,000  $     13,000
Interest cost...............................................................        39,955        37,000
Amortization................................................................        26,887         4,482
                                                                              ------------  ------------
Net periodic postretirement benefit cost....................................  $     80,842  $     54,482
                                                                              ------------  ------------
                                                                              ------------  ------------

    For measuring the postretirement benefit obligation, an 8% annual rate of increase in the net medical claims cost was assumed. The rate was assumed to decrease gradually to 5% in 2005 and remain at that level thereafter. Increasing the annual rate of increase in the net medical claims cost by one percentage point in each year would increase the accumulated postretirement benefit obligation at March 31, 1997 by 12.4% or $139,000 (12.4% or $137,000 at March
31, 1996) and would increase the service cost and interest cost components of net periodic postretirement benefit cost at March 31, 1997 by 15.2% or $8,200 (15.2%

                            ASTOR HOLDINGS II, INC.

12. POSTRETIREMENT MEDICAL BENEFITS (CONTINUED) or $7,600 at March 31, 1996) in the aggregate. The discount rate used in determining the accumulated postretirement benefit obligation was 7% in both 1997 and 1996.

13. COMMITMENTS AND CONTINGENCIES

    As is prevalent in the industry, Astor Holdings II has environmental issues that it is addressing. There are issues related to the remediation of contaminated soils and ground water at the U.S. wax manufacturing plants. Quaker State Corporation (QSC) is responsible for the vast majority of the costs associated with the issues. Astor Holdings II's potential liability is limited to sharing fifty percent of the first $5,500,000 of non-ground water remediation with QSC. Astor Holdings II will pay for its share of the above costs by issuing subordinated 9% notes payable to QSC which will be due in equal quarterly installments commencing on July 1, 1999 through December 31, 2008. As of March 31, 1997, Astor Holdings II has incurred $251,477 of shared costs and has provided a note to QSC (Note 7). The future cost to Astor Holdings II for non-ground water remediation, if any, is not known at this time.

    The U.S. Wax Division has environmental issues related to ground contamination at its Titusville, PA facility. Under the terms of the L1,450,988 of 8% subordinated debt issued to ABI's former shareholders by Astor Holdings, Astor Holdings is entitled to set-off costs in excess of $350,000 relating to this site against the principal and interest otherwise payable, so long as Astor Holdings notifies the noteholders by June 28, 1999 of the existence of a condition that could give rise to a set-off claim. Astor Holdings II has accrued in other long-term liabilities the initial $350,000 for which it is responsible. Astor Holdings II believes it has provided for probable losses with respect to these issues and does not anticipate a material impact on future operating results.

    The Michigan Department of Natural Resources has identified the property on which ADCO's plant is located as a site of environmental contamination. Management has recorded a reserve of approximately $210,000 at March 31, 1997 included in other accrued liabilities, as an estimate of the amount of loss that is reasonably possible to be incurred for this site. Management does not believe it is reasonably possible that an adverse outcome on the issue, greater than the amount recorded, would have a material effect on Astor Holdings II's financial condition, operations or liquidity. ADCO has notified Nalco Chemical Company ("Nalco"), the previous owner of ADCO, that Nalco may be responsible for indemnifying ADCO for expenditures made for the above matter. Pursuant to the terms of an agreement entered into in connection with ADCO's acquisition of Adco Products, Inc., ADCO is indemnified to a limited extent against certain environmental liabilities by Nalco. In certain instances, the indemnification is limited by a $100,000 deductible and a limitation on the amount of indemnifications ranging from $341,600 to $3.5 million depending upon the type of claim made, with an aggregate limitation of $3.5 million for all such claims made.

14. INVESTMENT IN RHEOCHEM TECHNOLOGIES, INC.

    Astor Holdings II's investment in Rheochem Technologies, Inc. ("Rheochem") is a 50% investment in a joint venture, which was obtained through the acquisition of ABI. Rheochem is a domestic developer and manufacturer of products such as paraffin lubricants, synthetic stearate and other lubricating systems which are used in the extrusion of polyvinyl chloride (PVC) products. Astor Holdings II accounts for its investment using the equity method.

                            ASTOR HOLDINGS II, INC.

14. INVESTMENT IN RHEOCHEM TECHNOLOGIES, INC. (CONTINUED)
    During the years ended March 31, 1997 and 1996, Astor Holdings II had sales to Rheochem of approximately $6,700,000 and $4,300,000 and at March 31, 1997 and 1996 has a receivable from Rheochem of $474,641 and $566,000, respectively. Also, Astor Holdings II received a management fee from Rheochem of $1,643,000 and $1,100,000 in the years ended March 31, 1997 and 1996, respectively, which is netted against selling, general and administrative expenses in the accompanying consolidated statements of operations.

    The differences between the carrying amount of the investment on Astor Holdings II's books and the amount of Astor Holdings II's share of Rheochem's underlying equity in net assets of approximately $2,800,000 is being amortized over 25 years by Astor Holdings II.

    The following summarized financial statement information for Rheochem is as of December 31, 1996:

Assets:
  Current..............................................................  $5,004,623
  Non-current..........................................................  $2,008,693

Liabilities:
  Current..............................................................  $4,018,326
  Non-current..........................................................  $  105,000

Net sales..............................................................  $34,273,427
Gross profit...........................................................  $6,357,556
Net income.............................................................  $  858,306

    On April 30, 1997, Astor Corporation acquired for $14.1 million the 50% joint venture interest in Rheochem that was previously held by Rheochem, Inc. To finance this acquisition, Astor Corporation borrowed $12.5 million under the Senior Bank Facility and paid $1.6 million from available cash. Rheochem will operate as a division of Astor Corporation.

15. RELATED PARTIES

    As discussed in Note 14, Astor Holdings II transacts business with Rheochem in which it has a 50% ownership.

    Astor Holdings has issued redeemable preferred stock. The series A preferred stock has a liquidation preference and stated value of $14,250,000 and has a cumulative 14.5% dividend rate. The holders of the series A preferred stock may require Astor Holdings to redeem the shares after June 15, 2007 or upon a change in control. The series B preferred stock has a liquidation preference and stated value of $8,250,000 and has a cumulative 14.5% dividend rate. The holders of the series B preferred stock may require Astor Holdings to redeem the shares upon a change in control. Astor Holdings' source of funds for any redemption or payment of dividends will likely be distributions received from Astor Corporation.

    Astor Holdings II has incurred debt of L3,736,295 ($6,125,656 at March 31,
1997) payable to Astor Holdings in conjunction with the purchase of ABI. The intercompany debt accrues interest at 8% per annum, which is payable semi-annually through 2003. The principal balance is due in one installment on July 5, 2003.

    Astor Holdings has entered into a management agreement with a company related to its principal stockholders. Astor Holdings incurred a management fee of approximately $430,000 and $320,000 during

                            ASTOR HOLDINGS II, INC.

15. RELATED PARTIES (CONTINUED)
the years ended March 31, 1997 and 1996, respectively, related to this agreement. During the years ended March 31, 1997 and 1996, Astor Corporation advanced approximately $470,000 and $270,000, respectively, to Astor Holdings to provide funds for the management fee and other expenses. Astor Holdings' sources of funds to repay these advances will likely be distributions funded by Astor Corporation.

16. CRUDE OIL SWAP CONTRACTS

    In April 1997, Astor Holdings II entered into a series of price swap contracts to fix the purchase price of crude oil, primarily through March 31, 1998. These contracts cover a notional amount of crude oil equivalent to 718,000 barrels.

17. MAJOR CUSTOMERS

    For the year ended March 31, 1995, sales made to one customer represented approximately 11% of Astor Holdings II's total sales. The related accounts receivable balance from this customer represented approximately 2% of total accounts receivable at March 31, 1995. For the years ended March 31, 1997 and 1996, there were no sales to any single customer which exceeded 10% of Astor Holdings II's total sales.

18. BUSINESS SEGMENT INFORMATION

    Astor Holdings II operates primarily in two industries: Specialty Waxes and Adhesives and Sealants. Operations in Specialty Waxes involve the developing, producing and marketing of a wide range of specialty waxes used in various applications such as packaging, tires and rubber, candles, synthetic fireplace logs and PVC lubricants. Operations in Adhesives and Sealants involve the developing, producing and marketing of a growing line of adhesives and sealants including hot-melts, pumpables and extruded tape products. Prior to the acquisition of ADCO in the year ended March 31, 1997, Astor Holdings II operated primarily in one industry, Specialty Waxes. Following is a summary of segment information for the fiscal year ended March 31, 1997:

                                            SPECIALTY     ADHESIVES AND
                                              WAXES         SEALANTS       CORPORATE     CONSOLIDATED
                                          --------------  -------------  -------------  --------------
Sales to unaffiliated customers.........  $  157,430,192  $  39,569,830  $    --        $  197,000,022
Intersegment sales......................        --             --             --              --
                                          --------------  -------------  -------------  --------------
Total revenue...........................  $  157,430,192  $  39,569,830  $    --        $  197,000,022
                                          --------------  -------------  -------------  --------------
                                          --------------  -------------  -------------  --------------
Operating income........................  $   18,747,094  $   2,265,804  $  (4,408,981) $   16,603,917
                                          --------------  -------------  -------------  --------------
                                          --------------  -------------  -------------  --------------
Income from Rheochem Technologies,
 Inc....................................                                                $      651,000
Interest expense........................                                                   (10,213,770)
                                                                                        --------------
Income before taxes and extraordinary
 items..................................                                                $    7,041,147
                                                                                        --------------
                                                                                        --------------
Identifiable assets.....................  $  101,762,996  $  52,644,976  $  67,718,683  $  222,126,655
                                          --------------  -------------  -------------  --------------
                                          --------------  -------------  -------------  --------------
Capital expenditures....................  $    3,140,023  $   1,749,208  $    --        $    4,889,231
Depreciation............................       3,815,244      1,223,322       --             5,038,566
Amortization............................  $      203,000  $      15,858  $   2,634,430  $    2,853,288

                            ASTOR HOLDINGS II, INC.

18. BUSINESS SEGMENT INFORMATION (CONTINUED)
    Astor Holdings II operates in two principal geographic areas, the United States and Europe. Prior to the acquisition of ABI in the fiscal year ended March 31, 1996, substantially all business was conducted domestically and there were no foreign operations. The following is a summary of information by area for the years ended March 31, 1997 and 1996:

                                                           YEAR ENDED MARCH 31, 1997
                                          UNITED STATES      EUROPE      ELIMINATIONS    CONSOLIDATED
                                          --------------  -------------  -------------  --------------
Sales to unaffiliated customers.........  $  136,753,887  $  60,246,135  $    --        $  197,000,022
Intra-group sales.......................       1,189,000      1,380,818     (2,569,818)       --
                                          --------------  -------------  -------------  --------------
Total net sales.........................  $  137,942,887  $  61,626,953  $  (2,569,818) $  197,000,022
                                          --------------  -------------  -------------  --------------
                                          --------------  -------------  -------------  --------------
Operating income........................  $   14,501,444  $   2,102,473  $    --        $   16,603,917
                                          --------------  -------------  -------------  --------------
                                          --------------  -------------  -------------  --------------
Income from Rheochem Technologies,
 Inc....................................                                                $      651,000
Interest expense........................                                                   (10,213,770)
                                                                                        --------------
Income before taxes and extraordinary
 items..................................                                                $    7,041,147
                                                                                        --------------
                                                                                        --------------
Identifiable assets.....................  $  158,496,430  $  63,630,225  $    --        $  222,126,655
                                          --------------  -------------  -------------  --------------
                                          --------------  -------------  -------------  --------------

                                                           YEAR ENDED MARCH 31, 1996
                                          UNITED STATES      EUROPE      ELIMINATIONS    CONSOLIDATED
                                          --------------  -------------  -------------  --------------
Sales to unaffiliated customers.........  $   85,026,313  $  45,930,628  $    --        $  130,956,941
Intra-group sales.......................         374,000        705,915     (1,079,915)       --
                                          --------------  -------------  -------------  --------------
Total net sales.........................  $   85,400,313  $  46,636,543  $  (1,079,915) $  130,956,941
                                          --------------  -------------  -------------  --------------
                                          --------------  -------------  -------------  --------------
Operating income........................  $    5,609,216  $   2,449,329  $    --        $    8,058,545
                                          --------------  -------------  -------------  --------------
                                          --------------  -------------  -------------  --------------
Income from Rheochem Technologies,
 Inc....................................                                                $       91,000
Interest expense........................                                                    (5,251,079)
Reorganization items....................                                                      (856,335)
                                                                                        --------------
Income before taxes and extraordinary
 items..................................                                                $    2,042,131
                                                                                        --------------
                                                                                        --------------
Identifiable assets.....................  $   86,646,993  $  56,258,558  $    --        $  142,905,551
                                          --------------  -------------  -------------  --------------
                                          --------------  -------------  -------------  --------------

    Operating income represents total net sales less operating expenses, depreciation and amortization for each industry segment/geographic area. Identifiable assets are those that are identifiable with operations in each industry segment/geographic area. General corporate assets consist primarily of goodwill and deferred financing costs.

    Intergeographic sales are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities and are excluded from net sales reported in the accompanying statements of operations. There are no intersegment sales. U.S. operations' sales to unaffiliated customers include approximately $13,300,000 and $7,800,000 for the years ended March 31, 1997 and 1996, respectively, for export. There were no such sales during the year ended March 31, 1995.

                            ASTOR HOLDINGS II, INC.

19. SUMMARY FINANCIAL INFORMATION

    The following represents summarized financial information of Astor Holdings II and its wholly-owned subsidiary Astor Corporation for the years ended March 31, 1997 and 1996:

                                             ASTOR          ASTOR
                                          HOLDINGS II    CORPORATION     ELIMINATIONS    CONSOLIDATED
                                         -------------  --------------  --------------  --------------
March 31, 1997:
Current assets.........................  $  10,031,514  $   76,252,730  $  (10,031,514) $   76,252,730
Non-current assets.....................     35,270,816     145,857,843     (35,254,734)    145,873,925
                                         -------------  --------------  --------------  --------------
Total assets...........................  $  45,302,330  $  222,110,573  $  (45,286,248) $  222,126,655
                                         -------------  --------------  --------------  --------------
                                         -------------  --------------  --------------  --------------
Current liabilities....................  $    --        $   38,678,752  $     --        $   38,678,752
Non-current liabilities................      6,403,911     148,177,087     (10,031,514)    144,549,484
Preferred stock of subsidiary..........       --             1,744,721      (1,744,721)       --
Shareholder's equity...................     38,898,419      33,510,013     (33,510,013)     38,898,419
                                         -------------  --------------  --------------  --------------
Total liabilities and shareholder's
 equity................................  $  45,302,330  $  222,110,573  $  (45,286,248) $  222,126,655
                                         -------------  --------------  --------------  --------------
                                         -------------  --------------  --------------  --------------
Sales..................................  $    --        $  197,000,022  $     --        $  197,000,022
Gross profit before depreciation and
 amortization..........................       --            46,609,749        --            46,609,749
Income before extraordinary items......      6,493,599       6,168,794      (6,168,794)      6,493,599
Net income.............................  $   2,710,766  $    2,385,961  $   (2,385,961) $    2,710,766

March 31, 1996:
Current assets.........................  $   9,175,193  $   47,478,592  $   (9,175,193) $   47,478,592
Non-current assets.....................     33,059,673      95,406,077     (33,038,791)     95,426,959
                                         -------------  --------------  --------------  --------------
Total assets...........................  $  42,234,866  $  142,884,669  $  (42,213,984) $  142,905,551
                                         -------------  --------------  --------------  --------------
                                         -------------  --------------  --------------  --------------
Current liabilities....................  $     (61,686) $   27,665,216  $     --        $   27,603,530
Non-current liabilities................      5,938,881      82,180,662      (9,175,193)     78,944,350
Preferred stock of subsidiary..........       --             1,744,721      (1,744,721)       --
Shareholder's equity...................     36,357,671      31,294,070     (31,294,070)     36,357,671
                                         -------------  --------------  --------------  --------------
Total liabilities and shareholder's
 equity................................  $  42,234,866  $  142,884,669  $  (42,213,984) $  142,905,551
                                         -------------  --------------  --------------  --------------
                                         -------------  --------------  --------------  --------------
Sales..................................  $    --        $  130,956,941  $     --        $  130,956,941
Gross profit before depreciation and
 amortization..........................       --            27,241,975        --            27,241,975
Income before extraordinary items......      5,476,297       5,463,753      (5,463,753)      5,476,297
Net income.............................  $  50,409,533  $   50,396,989  $  (50,396,989) $   50,409,533

                            ASTOR HOLDINGS II, INC.

20. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following is a summary of unaudited quarterly results of operations for the years ended March 31, 1997 and 1996, in thousands:

                                                             JUNE 30,   SEPT. 30,  DEC. 31,    MARCH 31,
QUARTER ENDED:                                                 1996       1996       1996        1997
                                                             ---------  ---------  ---------  -----------
Net sales..................................................  $  42,160  $  42,339  $  56,032   $  56,469
Gross profit before depreciation and amortization..........      9,905     10,186     12,668      13,851
Income before extraordinary item...........................      1,414      3,677        291       1,112
Extraordinary item.........................................     --         --         (3,783)     --
Net income (loss)..........................................      1,414      3,677     (3,492)      1,112

                                                             JUNE 30,   SEPT. 30,  DEC. 31,    MARCH 31,
QUARTER ENDED:                                                 1995       1995       1995        1996
                                                             ---------  ---------  ---------  -----------
Net sales..................................................  $  15,921  $  36,648  $  37,882   $  40,506
Gross profit before depreciation and amortization..........      2,246      7,760      8,003       9,233
Income (loss) before extraordinary item....................       (855)       270        198       5,863
Extraordinary item.........................................     44,933     --         --          --
Net income.................................................     44,078        270        198       5,863

    The significant increase in sales during the quarter ended December 31, 1996 is related to the acquisition of ADCO on October 8, 1996. The significant increase in sales during the quarter ended September 30, 1995 is related to the acquisition of ABI on June 28, 1995.

                            ASTOR HOLDINGS II, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                             ADDITIONS
                                                      BALANCE AT    ----------------------------                 BALANCE AT
                                                     BEGINNING OF    CHARGED TO     CHARGED TO                     END OF
DESCRIPTION                                             PERIOD        EXPENSES      OTHER ACCTS    DEDUCTIONS      PERIOD
---------------------------------------------------  -------------  -------------  -------------  -------------  -----------
Year ended March 31, 1997:
Deducted from asset accounts:
  Allowance for doubtful accounts..................    $     726      $     605      $     146(1)   $     419(3)  $   1,058
                                                           -----          -----          -----          -----    -----------
    Total..........................................    $     726      $     605      $     146      $     419     $   1,058
                                                           -----          -----          -----          -----    -----------
                                                           -----          -----          -----          -----    -----------
Year ended March 31, 1996:
Deducted from asset accounts:
  Allowance for doubtful accounts..................    $     208      $     245      $     495(2)   $     222(3)  $     726
                                                           -----          -----          -----          -----    -----------
    Total..........................................    $     208      $     245      $     495      $     222     $     726
                                                           -----          -----          -----          -----    -----------
                                                           -----          -----          -----          -----    -----------
Year ended March 31, 1995:
Deducted from asset accounts:
  Allowance for doubtful accounts..................    $  --          $     208      $  --          $  --         $     208
                                                           -----          -----          -----          -----    -----------
    Total..........................................    $  --          $     208      $  --          $  --         $     208
                                                           -----          -----          -----          -----    -----------
                                                           -----          -----          -----          -----    -----------

------------------------

(1) Relates to allowance recorded as part of accounting for the purchase of Adco Technologies, Inc.

(2) Relates to allowance recorded as part of accounting for the purchase of Associated British Industries Limited.

(3) Uncollectible accounts written off, net of recoveries.