Form 10-Q
period 1997-06-30
ASTOR HOLDINGS II INC
filed 1997-08-11
CIK 1027181

-------------------------------------------------------------------------
-------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended June 30, 1997

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

                                   Yes  /X/  No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Shares of Common Stock outstanding as of August 11, 1997:  1,000.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                           PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                                ASTOR HOLDINGS II, INC.
                   UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    (in thousands)



                                                     First Quarter Ended
                                                         June 30,
                                                  ------------------------
                                                      1997 (1)      1996
                                                  ---------       --------

Sales                                               $66,757        $42,160
Cost of goods sold                                   49,179         32,255
                                                   --------       --------
Gross profit before depreciation                     17,578          9,905
   and amortization
Selling, general and administrative
   expenses                                           7,088          4,433
Depreciation and amortization                         2,327          1,553

Operating income                                   --------       --------
                                                      8,163          3,919
Income from Rheochem Technologies, Inc.                  83            216
Interest expense                                     (3,685)        (1,669)
                                                  ---------       --------
Income before taxes                                   4,561          2,466
Provision for income taxes                            1,829          1,052
                                                  ---------       --------
Net income                                           $2,732         $1,414
                                                  ---------       --------
                                                  ---------       --------

Operating income                                     $8,163         $3,919
Add:  Depreciation and amortization                   2,327          1,553
Add:  Income from Rheochem Technologies, Inc.            83            216
                                                 ----------       --------
EBITDA                                              $10,573         $5,688
                                                 ----------       --------
                                                 ----------       --------


(1) Astor Holdings II, Inc.'s consolidated income for the three months ended June 30, 1997 includes the results of operations of Adco Technologies Inc. ("ADCO"), acquired on October 8, 1996, and the results of operations of Rheochem Technologies, Inc. ("Rheochem") for the two months following its acquisition on April 30, 1997.


The accompanying notes are an integral part of these consolidated condensed financial statements.
                                   2

                              ASTOR HOLDINGS II, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                 (Unaudited)
                                                   June 30,      March 31,
                                                       1997           1997
                                                -----------    -----------
                            Assets
Current assets:
    Cash and cash equivalents                        $7,272        $12,972
    Accounts receivable (net of allowance for
    doubtful accounts of $1,148 and $1,058,
    respectively)                                    35,936         29,979
    Receivable from affiliates                          740          1,043
    Inventory                                        31,542         28,974
    Prepaid expenses and other current assets         4,039          3,853
                                                -----------    -----------
Total current assets                                 79,529         76,821

Property, plant and equipment:
    Land and improvements                             8,754          8,400
    Buildings and improvements                       14,191         12,990
    Machinery and equipment                          63,529         60,838
                                                -----------    -----------
Total cost                                           86,474         82,228
    Less accumulated depreciation                   (10,444)        (8,998)
                                                -----------    -----------
Property, plant and equipment, net                   76,030         73,230
Investment in affiliate                                   0          4,196
Goodwill                                             73,784         59,222
Other intangible assets                               9,132          9,226
                                                -----------    -----------
Total assets                                       $238,475       $222,695
                                                -----------    -----------
                                                -----------    -----------

           Liabilities and Shareholder's Equity
Current liabilities:
    Accounts payable                                $24,613        $21,195
    Accrued interest payable                          3,022          5,976
    Accrued expenses                                  9,794         10,016
    Current portion of long-term debt                 1,898          1,492
                                                -----------    -----------
Total current liabilities                            39,327         38,679

Long-term debt                                      142,766        131,418
Subordinated note due to affiliate                    6,219          6,125
Deferred income taxes                                 5,598          4,176
Other long-term liabilities                           3,070          3,398

Shareholder's equity:
    Common stock:
    Par value $.01 per share, authorized 10,000
    shares, issued and outstanding 1,000 shares           0              0
    Additional paid-in capital                       36,671         36,671
    Retained earnings - net of transfer of
    $23,864 accumulated deficit as a result of
    the March 31, 1996 quasi-reorganization           5,443          2,711
    Foreign currency translation adjustment            (619)          (483)
                                                -----------    -----------
Total shareholder's equity                           41,495         38,899
                                                -----------    -----------
Total liabilities and shareholder's equity         $238,475       $222,695

                                                -----------    -----------
                                                -----------    -----------


The accompanying notes are an integral part of these consolidated condensed financial statements.
                                          3

                               ASTOR HOLDINGS II, INC.
              UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (in thousands)



                                                 First Quarter Ended June 30,
                                                      1997          1996
                                                  -----------   -------------


OPERATING ACTIVITIES:
Net income                                           $2,732         $1,414
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
    Depreciation and amortization                     2,327          1,553
    Amortization of discount on bonds                    14              0
    Equity in income of affiliate                       (83)          (216)
Changes in operating assets and liabilities
      (net of business acquired on April 30, 1997)
    Accounts receivable                              (1,015)          (304)
    Receivable from affiliates                         (274)           (72)
    Inventory                                        (1,465)        (2,501)
    Prepaid and other current assets                   (142)          (275)
    Accounts payable                                    376          2,343
    Deferred taxes - net                              1,288            611
    Accrued interest payable                         (2,954)            59
    Accrued expenses                                   (857)           915
    Other long-term liabilities                        (317)          (138)
                                               ------------ --------------
Subtotal                                             (5,360)           638
                                               ------------ --------------
Net cash (used in) provided by operating
activities                                             (370)         3,389

INVESTING ACTIVITIES:
Additions to property, plant and equipment           (1,626)          (851)
Acquisition of business, net of cash acquired       (14,058)             0
                                               ------------ --------------
Net cash used in investing activities               (15,684)          (851)

FINANCING ACTIVITIES:
Capital lease payments                                  (15)             0
Proceeds from long-term debt                         11,539              0
Payment of long-term debt                            (1,150)        (2,760)
                                               ------------ --------------
Net cash provided by (used in) financing
activities                                           10,374         (2,760)

Effect of exchange rate changes on cash and
cash equivalents                                        (20)           100

Net decrease in cash and cash equivalents            (5,700)          (122)
Cash and cash equivalents at beginning of
period                                               12,972          1,157
                                               ------------ --------------
Cash and cash equivalents at end of period           $7,272         $1,035
                                               ------------ --------------
                                               ------------ --------------



The accompanying notes are an integral part of these consolidated condensed financial statements.
                                 4

                             ASTOR HOLDINGS II, INC.
            NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying financial statements of Astor Holdings II, Inc. (together with its subsidiaries, "Astor Holdings II" or the "Company") are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended March 31, 1997. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results for the interim period have been included. The interim results reflected in the accompanying unaudited financial statements are not necessarily indicative of expected results for the full year.


    EBITDA represents earnings before interest expense, income tax expense, depreciation and amortization expense and extraordinary items. Information concerning EBITDA is included as it is used by certain investors as a measure of a company's ability to service its debt. EBITDA should not be used as an alternative to, or be construed as more meaningful than, operating income or cash flows or as an indicator of the operating performance or liquidity of Astor Holdings II.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Environmental Remediation Costs

The Company accrues losses associated with environmental remediation obligations when they are probable and reasonably estimable. These accruals are adjusted as additional information is available or if circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Crude Oil Swap Contracts

The Company has entered into price swap contracts to fix the purchase price of crude oil through March 1999. The contracts are intended to mitigate the impact of market fluctuations related to the cost of crude oil on feedstock costs. These contracts cover a notional amount of crude oil equivalent to 913,000 barrels as of June 30, 1997. Gains and losses on the contracts are deferred and are recognized in income during the period affected. Gains during the three-month periods ended June 30, 1997 and 1996 on crude oil swaps aggregating $249,000 and $708,000, respectively, are included in cost of goods sold in the statements of operations.


NOTE 3 - INVENTORY
                                           June 30, 1997         March 31, 1997
Inventory consists of the following:
(In thousands)
Raw materials                                     13,600               12,586
Work-in-progress                                   5,764                4,844
Finished goods                                    13,181               12,568
Allowance for inventory obsolescence              (1,003)              (1,024)
                                                  ------               ------
                                                  31,542               28,974
                                                  ------               ------

NOTE 4 - INCOME TAXES

     Income tax expenses recorded for the quarter ended June 30, 1997 and June 30, 1996 are greater than those computed by applying the U.S. federal income tax rate to income before taxes primarily due to the non-deductibility of the goodwill amortization.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     As is prevalent in the specialty chemical industry, Astor Holdings II has environmental issues that it is addressing. There are issues related to the remediation of contaminated soils and ground water at the U.S. wax manufacturing plants. Quaker State Corporation ("QSC") is responsible for the vast majority of the costs associated with such issues. Astor Holdings II's potential liability is limited to sharing fifty percent of the first $5,500,000 of non-ground water remediation with QSC. Astor Holdings II will pay for its share of the above costs by issuing subordinated 9% notes payable to QSC which will be due in equal quarterly installments commencing on July 1, 1999 through December 31, 2008. As of June 30, 1997, Astor Holdings II has incurred $251,477 of shared costs and has issued notes in such principal amount to QSC. The future cost to Astor Holdings II for non-ground water remediation, if any, is not known at this time.

     The U.S. Wax Division has environmental issues related to ground contamination at its Titusville, Pennsylvania facility. Under the terms of the L1,450,988 of 8% subordinated debt issued to ABI's former shareholders by Astor Holdings II's parent corporation, Astor Holdings, Inc. (the "Parent"), the Parent is entitled to set-off costs in excess of $350,000 relating to this site against the principal and interest otherwise payable, so long as the Parent notifies the shareholders by June 28, 1999 of the existence of a condition that could give rise to a set-off claim. Astor Holdings II believes it has provided for probable losses with respect to these issues and does not anticipate a material impact on future operating results.


  The Michigan Department of Natural Resources has identified the property on which ADCO's plant is located as a site of environmental contamination. Management has recorded a reserve of approximately $148,000 at June 30, 1997 included in other accrued liabilities, as an estimate of the amount of loss that is reasonably possible to be incurred for this site. Management does not believe it is reasonably possible that an adverse outcome on the issue, greater than the amount recorded, would have a material effect on Astor Holdings II's financial condition, operations or liquidity. ADCO has notified Nalco Chemical Company ("Nalco"), the previous owner of ADCO, that Nalco may be responsible for indemnifying ADCO for expenditures made for the above matter. Pursuant to the terms of an agreement entered into in connection with ADCO's acquisition of Adco Products, Inc., ADCO is indemnified to a limited extent against certain environmental liabilities by Nalco. In certain instances, the indemnification is limited by a $100,000 deductible and a limitation on the amount of indemnification ranging from $341,600 to $3.5 million depending upon the type of claim made, with an aggregate limitation of $3.5 million for all such claims made.


NOTE 6 - BUSINESS SEGMENT INFORMATION

Astor Holdings II operates in two industries: Specialty Waxes, and Adhesives and Sealants. Prior to the acquisition of ADCO in the year ended March 31, 1997, Astor Holdings II operated primarily in one industry, Specialty Waxes. A summary of segment information for the three months ended June 30, 1997 is shown below (in thousands):

                                                      Corporate
                                                      (includes
                         Specialty      Adhesives      goodwill
                             Waxes   and Sealants  amortization)  Consolidated

Sales to unaffiliated
  customers               $ 47,912       $ 18,845      $      0       $ 66,757
Intersegment sales               0              0             0              0
                          --------      ---------      --------       --------
Total revenue             $ 47,912         18,845             0         66,757
                          --------      ---------      --------       --------
Operating income          $  7,242       $  2,607      $ (1,686)      $  8,163
                          --------      ---------      --------       --------
Income from Rheochem
  Technologies, Inc.                                                  $     83

Interest expense                                                        (3,685)
                                                                      --------
Income before taxes                                                   $  4,561
                                                                      --------

NOTE 7 - SUMMARY FINANCIAL INFORMATION

     The following represents summarized financial information of Astor Holdings II and its wholly-owned subsidiary Astor Corporation for the three months ended June 30, 1997 (in thousands):



                             Astor
                           Holdings II,    Astor
                             Inc.       Corporation   Eliminations  Consolidated
                           -----------  -----------   ------------  ------------

Current assets              $10,032      $ 79,529      $(10,032)      $ 79,529
Non-current assets           37,918       158,931       (37,903)       158,946
                           -----------  -----------   ------------  ------------
Total assets                $47,950      $238,460      $(47,935)      $238,475
                           -----------  -----------   ------------  ------------
                           -----------  -----------   ------------  ------------

Current liabilities         $     0      $ 39,327      $      0       $ 39,327
Non-current liabilities       6,455       161,230       (10,032)       157,653
Preferred stock of
  subsidiary                      0         1,745        (1,745)             0
Shareholder's equity         41,495        36,158       (36,158)        41,495
                           -----------  -----------   ------------  ------------
Total liabilities and
  shareholder's equity      $47,950      $238,460      $(47,935)      $238,475
                           -----------  -----------   ------------  ------------
                           -----------  -----------   ------------  ------------

Sales                       $     0      $ 66,757     $       0       $ 66,757
Operating income                 (1)        8,164             0          8,163
Net income                  $    (1)     $  2,733     $       0       $  2,732


NOTE 8 -  RHEOCHEM ACQUISITION


On April 30, 1997, Astor Corporation acquired for $14.1 million the 50% joint venture interest in Rheochem that was previously held by Rheochem, Inc. To finance this acquisition, Astor Corporation borrowed $12.5 million under the Senior Bank Facility and paid $1.6 million from available cash. Rheochem operates as a division of Astor Corporation.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The operating results of the acquired business have been included in the consolidated statement of operations from the date of acquisition.



NOTE 9 - SUBSEQUENT EVENT

On July 1, 1997, Astor Corporation purchased from Tremco Incorporated the assets of its automobile replacement glass business for $4 million. Additional consideration of $1 million will be paid on July 31, 1999 contingent on certain future events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 WITH THE THREE MONTHS ENDED JUNE 30, 1996.

  SALES. Sales of Astor Holdings II, Inc. (together with its subsidiaries, "Astor Holdings II" or the "Company") increased by $24.6 million or 58% from $42.2 million for the three months ended June 30, 1996 to $66.8 million for the three months ended June 30, 1997. Of this sales increase, $14.5 million is related to the acquisition of Adco Technologies, Inc.("ADCO") on October 8, 1996 (the "ADCO Acquisition") and $6.2 million is attributable to the acquisition of the remaining 50% equity interest in the Rheochem Technologies, Inc. joint venture (the "Rheochem Acquisition"). Excluding the impact of ADCO and Rheochem, sales increased $3.9 million or 9% as a result of strong specialty wax demand in the United States.

  GROSS PROFIT. Gross profit increased by $7.7 million from $9.9 million for the three months ended June 30, 1996 to $17.6 million for the three months ended June 30, 1997. Gross profit as a percentage of sales increased from 23.5% to 26.3% as a result of the ADCO Acquisition and improved margins in the Company's specialty wax business. Approximately $4.4 million of the increase is attributable to the ADCO Acquisition and $1.5 million is attributable to Rheochem Acquisition. Excluding the effect of the ADCO and Rheochem Acquisitions, gross profit increased 18% and gross profit as a percentage of sales improved from 23.5% for the three months ended June 30, 1996 to 25.4% for the three months ended June 30, 1997 owing to higher specialty wax volumes and prices realized in the U.S. and lower unit costs achieved through the capital spending program.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $2.7 million from $4.4 million for the three months ended June 30, 1996 to $7.1 million for the three months ended June 30, 1997. The ADCO and Rheochem Acquisitions accounted for $1.7 million of the increase. Selling, general and administrative expenses as a percentage of sales increased from 10.5% for the three months ended June 30, 1996 to 10.6% for the three months ended June 30, 1997. The increase is primarily associated with the higher selling and research and development expenses associated with ADCO's adhesive and sealants business.

  INCOME FROM RHEOCHEM. Astor's share of equity earnings from Rheochem decreased $0.1 million from $0.2 million for the three months ended June 30, 1996 to $0.1 million for the three months ended June 30, 1997. The decrease was attributable to Astor's purchase of the remaining 50% interest in Rheochem that was previously held by Rheochem Inc.


  DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $0.7 million from $1.6 million for the three months ended June 30, 1996 to $2.3 million for the three months ended June 30, 1997, primarily due to the ADCO and Rheochem Acquisitions.

  INTEREST EXPENSE, NET. Interest expense, net, increased by $2.0 million from $1.7 million for the three months ended June 30, 1996 to $3.7 million for the three months ended June 30, 1997. This increase was due to the increased debt level of the Company related to the ADCO and Rheochem Acquisitions. During the three months ended June 30, 1997, the Company had an average amount of debt outstanding of $144.5 million, with the average interest rate during this period equal to 10.2%. During the three months ended June 30, 1996, the Company had an average amount of debt outstanding of $74.9 million, with the average interest rate during this period equal to 8.9%.

  NET INCOME. As a result of the factors discussed above, net income increased by $1.3 million from $1.4 million for the three months ended June 30, 1996 to $2.7 million for the three months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash used by operating activities for the three months ended June 30, 1997 was $0.4 million compared to $3.4 million of net cash provided by operating activities for the three months ended June 30, 1996. The $0.4 million of net cash used by operating activities for the three months ended June 30, 1997 was the result of a $6.7 million use of cash from working capital changes offsetting $6.3 million of cash flow from operating profits. The $6.7 million used by working capital was due to (i) a $3.0 million decrease in accrued interest payable attributable to the $5.8 million payment of semi-annual interest due in April and October on the $110.0 million of 10 1/2% Senior Subordinated Notes (the "Notes") ; (ii) a $0.8 million decrease in accrued liabilities and payables which included
$2.4 million payment of employee bonuses related to the fiscal year ended
March 31, 1997 financial performance; and (iii) a $2.9 million increase in current assets due to higher sales. The $3.4 million of net cash provided in the three months ended June 30, 1996 was primarily due to cash flow from operating profits of $2.8 million and $0.6 million of working capital changes.

  Cash used in investing activities for the three months ended June 30, 1997
and 1996, respectively, was $15.7 million and $0.9 million.   Cash used in
investing activities for the three months ended June 30, 1997 comprised the Rheochem Acquisition cost of $14.1 million (net of cash acquired) and capital expenditures of $1.6 million. The Company expects capital expenditures to be approximately $6.5 million for fiscal year 1998. The Company expects to fund such capital expenditures primarily from cash generated from operating activities.

  Cash provided by financing activities for the three months ended June 30, 1997 was $10.4 million due to increased borrowings under the revolving credit facility for the Rheochem Acquisition. Cash used in financing activities for the three months ended June 30, 1996 was $2.8 million due to debt repayments.

  On July 1, 1997, the Company purchased from Tremco Incorporated the assets of its automobile replacement glass business for $4 million. Additional consideration of $1 million will be paid on July 31, 1999 contingent on certain future events. The autoglass business manufactures and distributes adhesive products primarily for the North American market. The acquisition was financed through revolving credit borrowings under the Company's Senior Bank Facility.

  The Company's primary capital requirements consist of debt service and capital expenditures. The required debt amortization payments under the current Senior Bank Facility for the next five fiscal years are: (i) $1.4 million in fiscal year 1998, (ii) $1.8 million in fiscal year 1999, (iii) $3.1 million in fiscal year 2000, (iv) $4.7 million for fiscal year 2001 and
(iv) $5.1 million for fiscal year 2002. The term loan and revolving credit borrowings under the Senior Bank Facility bear interest, at the election of the Company, at an interest rate determined either by the prime rate plus an initial margin of 1.25% or the eurodollar rate specified in the Senior Bank Facility plus an initial margin of 2.5%. The Senior Bank Facility and the Notes impose various restrictions and covenants on the Company, including, among other things, financial covenants relating to the maintenance of minimum fixed charge coverage ratios and interest coverage ratios, as well as restrictions on indebtedness, guarantees, acquisitions, capital expenditures, investments, loans, liens and other restricted payments, and asset sales. In addition, the Senior Bank Facility and the Notes limit the ability of the Company and its subsidiaries to declare or pay any dividend on, or set apart assets for a sinking or other analogous fund for, the purchase, redemption, defeasance, retirement or other acquisition of, any shares of their capital stock or any warrants or options to purchase such shares. The Company estimates that approximately $4.0 million is required annually for maintenance and improvements of its facilities. The Company's principal source of cash to fund these capital requirements is net cash provided by operating activities. As of July 31, 1997, the Company had available $10.1 million under its existing borrowing facilities, subject to certain borrowing base limitations.

  SEASONALITY. Revenues and earnings of the Company's two business segments, specialty waxes and adhesives and sealants, tend to be seasonal due to the decline in candle wax sales in December resulting from customer purchase patterns and the decline of roofing and building construction projects in winter months. Both segments are also impacted by fewer work and shipping days because of scheduled plant shutdowns during the winter holidays. These factors have historically resulted in seasonal fluctuations in the Company's performance with the summer and fall quarters being the stronger.

  FOREIGN EXCHANGE EXPOSURE. The functional currency for the majority of the Company's foreign operations is the applicable local currency. The bulk of the Company's foreign sales, raw materials, expenses, assets, and liabilities (including bank debt) are denominated in the local currency, providing for a natural hedge for currency exposure. For a small portion of foreign sales transactions, the Company uses forward foreign exchange contracts to mitigate exposure. There were no significant contracts outstanding at June 30, 1997. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Translation adjustments resulting from such translation were $0.6 million at June 30, 1997 and $0.5 million at June 30, 1996.

  HEDGING ACTIVITIES. The Company is currently not a party to any interest rate swap contracts relating to any of its outstanding debt. As of June 30, 1997, $109.9 million of the Company's outstanding debt of $144.7 million was subject to a fixed rate. In order to mitigate the impact of fluctuations in the market price of crude oil, the Company has entered into a series of price swap contracts that fix the cost of a portion of the Company's crude oil purchases through March 31, 1999. In addition, the prices of certain byproducts from the Company's production processes also track crude oil prices, acting to hedge volatility in the Company's raw material costs.

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

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  Exhibits

          27.  Financial Data Schedule.

     (b)  Reports on Form 8-K

               A report on Form 8-K dated June 30, 1997 was filed during the quarter for which this report is filed, reporting the acquisition of the 50% equity interest in Rheochem Technologies, Inc. not already owned by the registrant and including the following financial statements:

    (1)   Financial statements of acquired business.

          Financial Statements of Rheochem Technologies, Inc. for the years ended December 31, 1996 and 1995

          Report of Independent Auditors
          Balance Sheets
          Statements of Operations and Retained Earnings
          Statements of Cash Flows
          Notes to Financial Statements

    (ii)  Pro forma financial information.

          Unaudited Pro Forma Financial Statements
          Astor Holdings II, Inc. and Rheochem Technologies, Inc.

          Unaudited Pro Forma Consolidated Statement of Income for the Twelve Months Ended March 31, 1997
          Notes to Unaudited Pro Forma Consolidated Statement of Income Unaudited Pro Forma Consolidated Balance Sheet as of March 31, 1997 Notes to Unaudited Pro Forma Consolidated Balance Sheet

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 11, 1997

                                       ASTOR HOLDINGS II, INC.


                                       By:  /s/ BOYD D. WAINSCOTT
                                            --------------------------------
                                            Boyd D. Wainscott
                                            Chief Executive Officer


Dated:  August 11, 1997

                                       By:  /s/ JOHN F. GOTTSHALL
                                            --------------------------------
                                             John F. Gottshall
                                             Chief Financial Officer