Form 10-Q
period 1997-09-30
ASTOR HOLDINGS II INC
filed 1997-11-14
CIK 1027181

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

      For the Quarterly Period Ended September 30, 1997

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

                             Yes  /X/  No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Shares of Common Stock outstanding as of November 14, 1997:  1,000.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                           PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                                ASTOR HOLDINGS II, INC.
                   UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    (in thousands)



                                                              Second Quarter Ended      Six Months Ended
                                                                  September 30,           September 30,
                                                             ------------------------  ------------------
                                                                1997         1996       1997 (1)    1996
                                                             -----------  ----------  ---------   --------
Sales                                                         $73,974     $42,339     $140,731     $84,499
Cost of goods sold                                             54,014      32,153      103,193      64,408
                                                             --------     -------     --------     -------
Gross profit before depreciation
  and amortization                                             19,960      10,186       37,538      20,091
Selling, general and administrative
  expenses                                                      7,851       4,577       14,939       9,010
Depreciation and amortization                                   2,424       1,792        4,751       3,345
                                                             --------     -------     --------     -------
Operating income                                                9,685       3,817       17,848       7,736
Income from Rheochem Technologies, Inc.                             0         225           83         441
Interest expense, net                                          (3,785)     (1,607)      (7,470)     (3,276)
                                                             --------     -------     --------     -------
Income before taxes                                             5,900       2,435       10,461       4,901
Provision for income taxes                                      2,689      (1,242)       4,518        (190)
                                                             --------     -------     --------     -------
Net income                                                     $3,211      $3,677       $5,943      $5,091
                                                             --------     -------     --------     -------
                                                             --------     -------     --------     -------

Operating income                                               $9,685      $3,817      $17,848      $7,736
Add:  Depreciation and amortization                             2,424       1,792        4,751       3,345
Add:  Income from Rheochem Technologies, Inc.                       0         225           83         441
                                                             --------     -------      -------     -------
EBITDA                                                        $12,109      $5,834      $22,682     $11,522
                                                             --------     -------      -------     -------
                                                             --------     -------      -------     -------

(1) Astor Holdings II, Inc.'s consolidated income for the six months ended September 30, 1997 includes the results of operations of Adco Technologies Inc. ("ADCO"), acquired on October 8, 1996, the results of operations of Rheochem Technologies, Inc. ("Rheochem") for the five months following its acquisition on April 30, 1997, and the results of operations of the automobile replacement glass business of Tremco Incorporated for the three months following its acquisition on July 1, 1997.


The accompanying notes are an integral part of these consolidated condensed financial statements.

                              ASTOR HOLDINGS II, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands except per share amounts)

                                                                 (Unaudited)
                                                                September 30, March 31,
                                                                     1997        1997
                                                                ------------ -----------
                             Assets
Current assets:
   Cash and cash equivalents                                       $11,955    $12,972
   Accounts receivable (net of allowance for doubtful
     accounts of $1,123 and $1,058, respectively)                   39,382     29,979
   Receivable from affiliates                                          783      1,043
   Inventory                                                        31,840     28,974
   Prepaid expenses and other current assets                         3,380      3,853
                                                                 ---------   --------
Total current assets                                                87,340     76,821

Property, plant and equipment:
   Land and improvements                                             8,781      8,400
   Buildings and improvements                                       14,408     12,990
   Machinery and equipment                                          65,376     60,838
                                                                 ---------   --------
Total cost                                                          88,565     82,228
   Less accumulated depreciation                                   (11,782)    (8,998)
                                                                 ---------   --------
Property, plant and equipment, net                                  76,783     73,230
Investment in affiliate                                                  0      4,196
Goodwill                                                            76,502     59,222
Other intangible assets                                              9,224      9,226
                                                                 ---------   --------
Total assets                                                      $249,849   $222,695
                                                                 ---------   --------
                                                                 ---------   --------
              Liabilities and Shareholder's Equity
Current liabilities:
   Accounts payable                                                $26,143    $21,195
   Accrued interest payable                                          5,940      5,976
   Accrued expenses                                                 11,299     10,016
   Current portion of long-term debt                                 2,218      1,492
                                                                 ---------   --------
Total current liabilities                                           45,600     38,679

Long-term debt                                                     143,349    131,418
Subordinated note due to affiliate                                   6,047      6,125
Deferred income taxes                                                7,409      4,176
Other long-term liabilities                                          2,732      3,398

Shareholder's equity:
   Common stock:
   Par value $.01 per share, authorized 10,000 shares,
    issued and outstanding 1,000 shares                                  0          0
   Additional paid-in capital                                       36,671     36,671
   Retained earnings - net of transfer of $23,864
    accumulated deficit as a result of the March 31,
    1996 quasi-reorganization                                        8,654      2,711
   Foreign currency translation adjustment                            (613)      (483)
                                                                 ---------   --------
Total shareholder's equity                                          44,712     38,899
                                                                 ---------   --------
Total liabilities and shareholder's equity                        $249,849   $222,695
                                                                 ---------   --------
                                                                 ---------   --------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                              ASTOR HOLDINGS II, INC.
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             Six Months Ended September 30,
                                                                   1997            1996
                                                             ---------------- ---------------
OPERATING ACTIVITIES:
Net income                                                        $5,943          $5,091
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                  4,751           3,345
    Amortization of discount on bonds                                 27               0
    Equity in income of affiliate                                    (83)           (441)
Changes in operating assets and liabilities
     (net of businesses acquired)
    Accounts receivable                                           (4,653)            243
    Receivable from affiliates                                      (316)            (69)
    Inventory                                                     (1,383)         (3,177)
    Prepaid and other current assets                                 552            (866)
    Accounts payable                                               2,092              49
    Deferred taxes - net                                           3,171            (698)
    Accrued interest payable                                         (36)           (294)
    Accrued expenses                                                (223)          2,317
    Other long-term liabilities                                     (655)           (185)
                                                               ---------       ---------
    Subtotal                                                      (1,451)         (2,680)
                                                               ---------       ---------
Net cash provided by operating activities                          9,187           5,315

INVESTING ACTIVITIES:
Additions to property, plant and equipment                        (3,927)         (2,094)
Acquisition of business, net of cash acquired                    (18,058)              0
                                                               ---------       ---------
Net cash used in investing activities                            (21,985)         (2,094)

FINANCING ACTIVITIES:
Capital lease payments                                               (31)              0
Payment of debt issuance costs                                       (71)              0
Proceeds from long-term debt                                      13,059               0
Payment of long-term debt                                         (1,151)         (2,610)
Decrease in due to affiliated company                                  0            (172)
                                                               ---------       ---------
Net cash provided by (used in) financing activities               11,806          (2,782)

Effect of exchange rate changes on cash and cash equivalents         (25)            169

Net (decrease) increase in cash and cash equivalents              (1,017)            608
Cash and cash equivalents at beginning of period                  12,972           1,157
                                                               ---------       ---------
Cash and cash equivalents at end of period                       $11,955          $1,765
                                                               ---------       ---------
                                                               ---------       ---------

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

Crude Oil Swap Contracts

The Company has entered into price swap contracts to fix the purchase price of crude oil through March 1999. The contracts are intended to mitigate the impact of market fluctuations related to the cost of crude oil on feedstock costs. These contracts cover a notional amount of crude oil equivalent to 729,000 barrels as of September 30, 1997. Gains and losses on the contracts are deferred and are recognized in income during the period affected. Gains during the six-month periods ended September 30, 1997 and 1996 on crude oil swaps aggregating $223,000 and $1,397,760, respectively, are included in cost of goods sold in the statements of operations.

NOTE 3 - INVENTORY

                                        September 30, 1997         March 31, 1997
Inventory consists of the following:
(In thousands)
Raw materials                                     13,180               12,568
Work-in-progress                                   5,872                4,844
Finished goods                                    13,791               12,586
Allowance for inventory obsolescence              (1,003)              (1,024)
                                                  ------               ------
                                                  31,840               28,974
                                                  ------               ------

NOTE 4 - INCOME TAXES

     Income tax expense recorded for the six months ended September 30, 1997 is greater than that computed by applying the U.S. federal income tax rate to income before taxes primarily due to the non-deductibility of the goodwill amortization. Income tax expense recorded for the six month period ended September 30, 1996 is less than that computed by applying the U.S. federal income tax rate to income before taxes primarily due to the elimination of a valuation allowance related to the Company's deferred tax assets.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     As is prevalent in the specialty chemical industry, Astor Holdings II has environmental issues that it is addressing. There are issues related to the remediation of contaminated soils and ground water at the Company's wax manufacturing plants. Quaker State Corporation ("QSC") is responsible for the vast majority of the costs associated with such issues. Astor Holdings II's potential liability is limited to sharing fifty percent of the first $5,500,000 of non-ground water remediation with QSC. Astor Holdings II will pay for its share of the above costs by issuing subordinated 9% notes payable to QSC which will be due in equal quarterly installments commencing on July 1, 1999 through December 31, 2008. As of September 30, 1997, Astor Holdings II has incurred $251,477 of shared costs and has issued notes in such principal amount to QSC. The future cost to Astor Holdings II for non-ground water remediation, if any, is not known at this time.

     The Company has environmental issues related to contamination at its Titusville, Pennsylvania facility. Environmental conditions also exist at a third party waste disposal area (the "Cyclops Site") located near the Titusville facility. The owner of the Cyclops Site has requested the Company to share the cost of voluntary cleanup. The Company has not acceded to this request since it believes that it has no responsibility for the Cyclops Site. Under the terms of the L1,450,988 of 8% subordinated debt due 2003 issued to the former shareholders of Associated British Industries Limited ("ABI") by Astor Holdings II's parent corporation, Astor Holdings, Inc. (the "Parent"), in connection with the acquisition of ABI in 1995, the Parent is entitled to set-off costs in excess of $350,000 relating to the Titusville facility and any costs relating to the Cyclops Site against the principal and interest otherwise payable, so long as the Parent notifies the shareholders by June
28, 1999 of the existence of any environmental condition that could give rise to a set-off claim. The Company recently notified the shareholders that environmental conditions exist at the Titusville facility and the Cyclops Site and that the Company estimates that the aggregate amount of environmental costs that may be set-off against principal and interest otherwise payable to them is approximately $3,000,000. (At November 13, 1997 such principal and interest was the equivalent of approximately $2,900,000.) Any setoff by the Parent will result in a corresponding reduction in a mirror intercompany note from the Astor Holdngs II to the Parent. Astor Holdings II believes it has provided for probable losses with respect to these issues and does not anticipate a material impact on future operating results.

  The Michigan Department of Natural Resources has identified the property on which ADCO's plant is located as a site of environmental contamination. Management has recorded a reserve of approximately $148,000 at September 30, 1997 included in other accrued liabilities, as an estimate of the amount of loss that is reasonably possible to be incurred for this site. Management does not believe it is reasonably possible that an adverse outcome on the issue, greater than the amount recorded, would have a material effect on Astor Holdings II's financial condition, operations or liquidity. ADCO has notified Nalco Chemical Company ("Nalco"), the previous owner of ADCO, that Nalco may be responsible for indemnifying ADCO for expenditures made for the above matter. Pursuant to the terms of an agreement entered into in connection with ADCO's acquisition of Adco Products, Inc., ADCO is indemnified to a limited extent against certain environmental liabilities by Nalco. In certain instances, the indemnification is limited by a $100,000 deductible and a limitation on the amount of indemnification ranging from $341,600 to $3.5 million depending upon the type of claim made, with an aggregate limitation of $3.5 million for all such claims made.

NOTE 6 - BUSINESS SEGMENT INFORMATION

Astor Holdings II operates in two industries: Specialty Waxes, and Adhesives and Sealants. Prior to the acquisition of ADCO in the year ended March 31, 1997, Astor Holdings II operated primarily in one industry, Specialty Waxes. A summary of segment information for the six months ended September 30, 1997 is shown below (in thousands):

                                                         Corporate
                                                        (includes
                         Specialty        Adhesives      goodwill
                           Waxes        and Sealants   amortization)  Consolidated
Sales to unaffiliated
  customers              $ 99,403        $ 41,328       $      0       $140,731
Intersegment sales              0               0              0              0
                         --------       ---------       --------       --------
Total revenue            $ 99,403          41,328              0        140,731
                         --------       ---------       --------       --------
Operating income         $ 15,163       $   6,325       $ (3,640)      $ 17,848
                         --------       ---------       --------       --------
Income from Rheochem
  Technologies, Inc.                                                   $     83
Interest expense                                                         (7,470)
                                                                       --------
Income before taxes                                                    $ 10,461
                                                                       --------

NOTE 7 - SUMMARY FINANCIAL INFORMATION

     The following represents summarized financial information of Astor Holdings II and its wholly-owned subsidiary Astor Corporation for the six months ended September 30, 1997 (in thousands):

                             Astor
                           Holdings II,    Astor
                             Inc.       Corporation   Eliminations  Consolidated
                           -----------  -----------   ------------  ------------
Current assets              $10,579      $ 87,340      $(10,579)      $ 87,340
Non current assets           41,084       162,494       (41,069)       162,509
                           --------      --------      --------       --------
Total assets                $51,663      $249,834      $(51,648)      $249,849
                           --------      --------      --------       --------
                           --------      --------      --------       --------

Current liabilities         $   904      $ 55,277      $(10,581)      $ 45,600
Non current liabilities       6,047       153,490            0         159,537
Preferred stock of
  subsidiary                      0         1,745        (1,745)             0
Stockholder's equity         44,712        39,322       (39,322)        44,712
                           --------      --------      --------       --------
Total liabilities and
  stockholder's equity      $51,663      $249,834      $(51,648)      $249,849
                           --------      --------      --------       --------
                           --------      --------      --------       --------

Sales                       $     0      $140,731     $       0       $140,731
Operating income                 (2)       17,850             0         17,848
Net income                  $    (2)     $  5,945     $       0       $  5,943


NOTE 8 -  ACQUISITIONS


On April 30, 1997, Astor Corporation acquired for $14.1 million the 50% joint venture interest in Rheochem that was previously held by Rheochem, Inc. To finance this acquisition, Astor Corporation borrowed $12.5 million under the Senior Bank Facility and paid $1.6 million from available cash. Rheochem operates as a division of Astor Corporation.

On July 1, 1997, Astor Corporation purchased from Tremco Incorporated the assets of its automobile replacement glass business for $4 million. Additional consideration of $1 million will be paid on June 30, 1999 contingent on certain future events.

The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the dates of acquisition. The operating results of the acquired businesses have been included in the consolidated statement of operations from the dates of acquisition. If the Rheochem acquisition had taken place at the beginning of fiscal 1998 rather than April 30, 1997, pro forma consolidated net sales would have been $143.9 million and pro forma consolidated net income would have been $5.9 million for the six month period ended September 30, 1997. If the ADCO and Rheochem acquisitions had taken place at the beginning of fiscal 1997, pro forma consolidated net sales would have been $129.3 million and pro forma consolidated net income would have been $5.6 million for the six month period ended September 30, 1996.

NOTE 9 - SUBSEQUENT EVENT

On October 15, 1997 a change of control of Astor Holdings II occurred upon the merger (the "Merger") of a wholly owned subsidiary of AlliedSignal Inc. ("AlliedSignal") with and into the sole stockholder of Astor Holdings II. By virtue of the Merger Astor Holdings II has become an indirect wholly owned subsidiary of AlliedSignal.

On October 23, 1997 the Company prepaid in full all its obligations outstanding under the Credit Agreement dated as of October 8, 1996, as amended, among the Company, certain lenders and The Chase Manhattan Bank, as agent, and terminated the available revolving credit commitments thereunder. The Company made such prepayment with the proceeds of loans made by AlliedSignal for such purpose. These loans made by AlliedSignal are evidenced by a dollar promissory note in the amount of $13,235,295.13 and a pounds sterling promissory note in the amount of L 12,191,253.21. The promissory notes require no annual amortization payments and are payable on demand on or after November 1, 2002. The dollar based note bears interest at the average 30-day commercial paper rate and the Sterling based note bears interest at the 90 day LIBOR rate. In addition, an affiliated company has repurchased in open market transactions approximately $85,000,000 of the 10.5% Senior Subordinated Notes Due 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

    SALES. Sales of Astor Holdings II, Inc. (together with its subsidiaries, "Astor Holdings II" or the "Company") increased by $31.7 million, or 75%, from $42.3 million for the three months ended September 30, 1996 to $74.0 million for the three months ended September 30, 1997. Of this sales increase, $18.6 million is related to the acquisition of Adco Technologies, Inc. ("Adco"), on October 8, 1996 and $7.9 million is attributable to the acquisition of the remaining 50% equity interest in the Rheochem Technologies, Inc. joint venture ("Rheochem") on April 30, 1997. Excluding the impact of Adco and Rheochem, sales increased $5.1 million or 12% as a result of strong specialty wax demand in the United States.

    GROSS PROFIT BEFORE DEPRECIATION AND AMORTIZATION. Gross profit increased by $9.8 million from $10.2 million for the three months ended September 30, 1996 to $20.0 million for the three months ended September 30, 1997. Approximately $5.9 million of the increase is attributable to the acquisition of Adco and $2.3 million is attributable to the acquisition of
Rheochem.   Gross profit as a percentage of sales increased from 24.1% to
27.0% as a result of the Adco acquisition and improved margins in the Company's specialty wax business. Excluding the effect of the acquisitions of Adco and Rheochem, gross profit increased 16% and gross profit as a percentage of sales improved from 24.1% for the three months ended September 30, 1996 to 24.9% for the three months ended September 30, 1997 owing to higher specialty wax volumes and prices realized in the U.S. and lower unit costs achieved through the capital spending program.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $3.3 million, or 72%, from $4.6 million for the three months ended September 30, 1996 to $7.9 million for the three months ended September 30, 1997. The acquisitions of Adco and Rheochem accounted for $2.1 million of the increase. The remaining $1.2 million increase was primarily attributable to an increase in the employee bonus accrual to reflect the Company's strong financial performance. Selling, general and administrative expenses as a percentage of sales decreased from 10.8% for the three months ended September 30, 1996 to 10.6% for the three months ended September 30, 1997. The decrease is primarily associated with the higher sales volume.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $0.6 million, or 35%, from $1.8 million for the three months ended September 30, 1996 to $2.4 million for the three months ended September 30, 1997, primarily due to the acquisitions of Adco and Rheochem.

    INCOME FROM RHEOCHEM. For the three months ended September 30, 1997, the Company recorded no equity earnings from Rheochem as a result of the purchase of the remaining 50% interest in Rheochem. Rheochem's earnings are now consolidated with the Company's. The Company's share of equity earnings from Rheochem for the three months ended September 30, 1996 was $0.2 million.

    INTEREST EXPENSE, NET. Interest expense, net, increased by $2.2 million from $1.6 million for the three months ended September 30, 1996 to $3.8 million for the three months ended September 30, 1997. This increase was due to the increased debt level of the Company related to the acquisitions of Adco, Rheochem and the autoglass business of Tremco Incorporated ("Tremco Autoglass") as well as the higher interest rate on subordinated debt as compared to bank debt. During the three months ended September 30, 1997, the Company had an average amount of debt outstanding of $151.7 million, with the average interest rate during this period equal to 10.0%. During the three months ended September 30, 1996, the Company had an average amount of debt outstanding of $75.0 million, with the average interest rate during this period equal to 8.6%.

    INCOME BEFORE TAXES. As a result of factors discussed above, income before taxes increased by $3.5 million from $2.4 million for the three months ended September 30, 1996 to $5.9 million for the three months ended September 30, 1997.

    NET INCOME. Net income decreased by $0.5 million from $3.7 million for the three months ended September 30, 1996 to $3.2 million for the three months ended September 30, 1997. Net income for the three months ended September 30, 1996 included tax benefits of $2.0 million relating to the release of valuation allowances.


COMPARISON OF THE SIX MONTHS ENDED SEPTEMBER 30, 1997 WITH THE SIX MONTHS ENDED SEPTEMBER 30, 1996.

    SALES. Sales increased by $56.2 million, or 67%, from $84.5 million to $140.7 million. Of this sales increase, $33.6 million was attributable to the acquisition of Adco and $13.6 million was attributable to the acquisition of Rheochem. Excluding the impact of Adco and Rheochem, sales increased $9.0 million or 11% as a result of strong specialty wax demand in the United States.


    GROSS PROFIT BEFORE DEPRECIATION AND AMORTIZATION. Gross profit increased by $17.4 million, or 87%, from $20.1 million for the six months ended September 30, 1996 to $37.5 million for the six months ended September 30, 1997. Approximately $10.4 million of the increase is attributable to the acquisition of Adco and $3.7 million is attributable to the acquisition of Rheochem. Gross profit as a percentage of sales increased from 23.8% for the six months ended September 30, 1996 to 26.7% for the six months ended September 30, 1997. Excluding the effect of the acquisitions, gross profit increased 17% and gross profit as a percentage of sales improved from 23.8% to 25.1%, owing to higher specialty wax volumes and prices realized in the U.S. and lower unit costs achieved through the capital spending program.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses increased by $5.9 million, or 66%, from $9.0 million to $14.9 million. Approximately $3.8 million of the increase is related to
the acquisitions.   The remaining $2.1 million increase is primarily
attributable to an increase in the employee bonus accrual to reflect the Company's strong financial performance. Selling, general and administrative expenses as a percentage of sales decreased from 10.7% to 10.6% primarily as a result of higher sales volume.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $1.5 million, or 42%, from $3.3 million to $4.8 million, primarily owing to the acquisitions of Adco and Rheochem.

    INCOME FROM RHEOCHEM. The Company's share of equity earnings from Rheochem decreased $358,000, or 81%, from $441,000 to $83,000. The decrease was attributable to the Company's purchase of the remaining 50% interest in Rheochem. Rheochem's earnings are now consolidated with the Company's.

    INTEREST EXPENSE, NET. Interest expense, net, increased by $4.2 million from $3.3 million to $7.5 million. This increase was due to the increased debt level of the company related to the acquisitions of Adco, Rheochem and Tremco Autoglass as well as the higher interest rate on subordinated debt as compared to bank debt. During the six months ended September 30, 1997, the Company had an average amount of debt outstanding of $148.1 million, with the average interest rate during this period equal to 10.1%. During the six months ended September 30, 1996 the Company had an average amount of debt outstanding of $74.6 million, with the average interest rate during this period equal to 8.8%.

    INCOME BEFORE TAXES. As a result of the factors discussed above, income before taxes increased $5.6 million from $4.9 million for the six months ended September 30, 1996 to $10.5 million for the six months ended September 30, 1997.

    NET INCOME. Net income increased by $0.8 million from $5.1 million for the six months ended September 30, 1996 to $5.9 million for the six months ended September 30, 1997. Net income for the six months ended September 30, 1996 included tax benefits relating to the release of valuation allowances of
 $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities for the six months ended September 30, 1997 was $9.2 million compared to $5.3 million of net cash provided by operating activities for the six months ended September 30, 1996. The $9.2 million of net cash provided by operating activities for the six months ended September 30, 1997 was primarily due to $13.8 million of cash flow from operating profits offset by a $4.6 million use of cash from working capital attributable to higher accounts receivable and inventory due to sales increases. The $5.3 million of net cash provided in the six months ended September 30, 1996 was primarily due to cash flow from operating profits of $7.3 million and a $2.0 million use of cash from working capital.

    Cash used in investing activities for the six months ended September 30, 1997 and 1996 was $22.0 million and $2.1 million, respectively. Cash used in investing activities for the six months ended September 30, 1997 comprised the Rheochem acquisition cost of $14.1 million (net of cash acquired), the Tremco Autoglass acquisition cost of $4.0 million and capital expenditures of $3.9 million. The Company expects capital expenditures to be approximately $7.0 million for fiscal 1998. The Company expects to fund such capital expenditures primarily from cash generated from operating activities.

    Cash provided by financing activities for the six months ended September 30, 1997 was $11.8 million due to increased borrowings under the revolving credit facility for the Rheochem and Tremco Autoglass acquisitions. Cash used in financing activities for the six months ended September 30, 1996 was $2.8 million due to debt repayments.

    On October 23, 1997, the Company prepaid in full all its obligations outstanding under the Credit Agreement dated as of October 8, 1996, as amended, among the Company, certain lenders and The Chase Manhattan Bank, as Agent (the "Senior Bank Facility") and terminated the available revolving credit commitments thereunder. The Company made such prepayments with the proceeds of loans made by AlliedSignal for such purpose. These new loans require no annual amortization payments and are payable on demand on or after November 1, 2002. Dollar based loans bear interest at the average 30-day commercial paper rate and the Sterling based loan bears interest at the 90 day LIBOR rate. As a result of the refinancing of indebtedness under the Senior Bank Facility, the Company has significantly reduced its interest expense. In addition, since the acquisition of the Company by AlliedSignal, an affiliated company has repurchased approximately $85,000,000 of its 10.5% Senior Subordinated Notes due 2006.


     SEASONALITY. Revenues and earnings of the Company's two business segments, specialty waxes and adhesives and sealants, tend to be seasonal due to the decline in candle wax sales in December resulting from customer purchase patterns and the decline of roofing and building construction projects in winter months. Both segments are also impacted by fewer work and shipping days because of scheduled plant shutdowns during the winter holidays. These factors have historically resulted in seasonal fluctuations in the performance of the Company, with the summer quarters being the stronger.

FOREIGN EXCHANGE EXPOSURE.

         The functional currency for the majority of the Company's foreign operations is the applicable local currency. The bulk of the Company's foreign sales, raw materials, expenses, assets, and liabilities (including bank debt) are denominated in the local currency, providing for a natural hedge for currency exposure. For a small portion of foreign sales transactions, the Company uses forward foreign exchange contracts to mitigate exposure. There were no significant contracts outstanding at September 30, 1997. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Translation adjustments resulting from such translation were $0.6 million at September 30, 1997 and $0.5 million at September 30, 1996.

HEDGING ACTIVITIES.

    The Company is currently not a party to any interest rate swap contracts relating to any of its outstanding debt. As of September 30, 1997, $115.9 million of the Company's outstanding debt of $151.6 million was subject to a fixed rate. In order to mitigate the impact of fluctuations in the market price of crude oil, which determines certain feedstock costs, the Company has entered into a series of price swap contracts that fix the cost of a portion of the Company's raw material purchases through March 31, 1999. In addition, the prices of certain byproducts from the Company's production processes also track crude oil prices, acting to hedge volatility in the Company's raw material costs.

FORWARD LOOKING STATEMENTS

     The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding future capital expenditures and the source of funding for future capital expenditures; statements regarding the Company's primary capital requirements; and statements regarding seasonal fluctuations in the Company's future performance. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including without limitation, the following: growth in the business, as a result of acquisitions or internal growth, affecting future capital expenditures; technological change in equipment used in developing and manufacturing the Company's products; damage, destruction or other casualty loss with respect to the Company's fixed plant or equipment; insufficient cash flow from operations to fund anticipated capital expenditures and scheduled debt payments; changes in the Company's debt and capital structure; and shifts in product mix changing the effect of seasonality on the Company's future performance. Results actually achieved thus may differ materially from expected results included in these and other forward looking statements.

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


         None.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 1997

                                       ASTOR HOLDINGS II, INC.


                                       By:   /s/ Boyd D. Wainscott
                                          ---------------------------------
                                             Boyd D. Wainscott
                                             Chief Executive Officer


Dated:  November 14, 1997

                                       By:   /s/ John F. Gottshall
                                          ---------------------------------
                                             John F. Gottshall
                                             Chief Financial Officer